Form 10-Q
period 2013-03-31
American Residential Properties, Inc.
filed 2013-06-24
CIK 1548981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35899

AMERICAN RESIDENTIAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4941882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7047 East Greenway Parkway, Suite 350
Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

(480) 474-4800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 19, 2013, there were 32,124,857 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•	economic, demographic or real estate developments in our markets;

•	home value appreciation, employment growth, residential building permits, median household income and household formation in our markets;

•	defaults on, early terminations of or non-renewal of leases by our tenants;

•	our ability to identify properties to acquire and completing acquisitions;

•	increased time and/or expense to gain possession and restore properties;

•	our ability to successfully operate acquired properties;

•	projected operating costs;

•	rental rates or vacancy rates;

•	our ability to obtain financing arrangements;

•	general volatility of the markets in which we participate;

•	our expected investments;

•	interest rates and the market value of our target assets;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described in “Item 1A. Risk Factors” and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	March 31, 2013
	(unaudited)	December 31, 2012
Assets
Investment in real estate:
Land	$60,619	$44,381
Building and improvements	225,393	171,598
Furniture, fixtures and equipment	3,122	1,994

	289,134	217,973
Less: accumulated depreciation	(3,335)	(1,277)

Investment in real estate, net	285,799	216,696
Mortgage financings	26,474	13,025
Cash and cash equivalents	45,986	101,725
Acquisition deposits	781	217
Rents and other receivables, net	1,416	1,703
Due from related party	104	26
Deferred leasing costs and lease intangibles, net	1,773	1,576
Deferred financing costs, net	1,489	44
Investment in unconsolidated ventures	10,048	10,060
Goodwill	3,500	3,500
Other, net	2,187	855

Total assets	$379,557	$349,427

Liabilities and Equity
Liabilities:
Revolving credit facility	$31,300	$—
Accounts payable and accrued expenses	3,280	2,438
Security deposits	958	626
Prepaid rent	348	132

Total liabilities	35,886	3,196

Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value, 500,000,000 shares authorized; 18,424,857 and 18,387,257 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	184	184
Additional paid-in capital	347,622	346,851
Accumulated deficit	(10,158)	(6,139)

Total American Residential Properties, Inc. stockholders’ equity	337,648	340,896
Non-controlling interests	6,023	5,335

Total equity	343,671	346,231

Total liabilities and equity	$379,557	$349,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per-share amounts)

For the Three Months Ended March 31, 2013 (unaudited)

Revenue:
Self-managed rental revenue	$2,951
Preferred operator rental revenue	1,371
Management services (related party)	104
Interest and other	821

Total revenue	5,247
Expenses:
Property operating and maintenance	923
Real estate taxes	497
Homeowners’ association fees	153
Acquisition	1,775
Depreciation and amortization	3,140
General, administrative and other	2,537
Interest	371

Total expenses	9,396

Loss from continuing operations before equity in net income of unconsolidated ventures	(4,149)
Equity in net income of unconsolidated ventures	90

Net loss and comprehensive loss	(4,059)

Net loss and comprehensive loss attributable to non-controlling interests	40

Net loss and comprehensive loss attributable to common stockholders	$(4,019)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.22)

Weighted-average number of shares of common stock outstanding	18,414,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(amounts in thousands, except share amounts)

For the Three Months Ended March 31, 2013 (unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	18,387,257	$184	$—	$346,851	$(6,139)	$5,335	$346,231
Issuance of common equity	37,600	—	—	771	—	—	771
Net loss	—	—	—	—	(4,019)	(40)	(4,059)
Other comprehensive loss	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	728	728

Balance, March 31, 2013	18,424,857	$184	$—	$347,622	$(10,158)	$6,023	$343,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

Three Months Ended March 31, 2013 (unaudited)

Operating activities
Net loss	$(4,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,140
Amortization of stock-based compensation	728
Amortization of deferred financing costs	212
Bad debt expense	157
Straight line rent revenue	(16)
Equity in net income of unconsolidated ventures	(90)
Distributions from unconsolidated ventures	90
Changes in operating assets and liabilities:
Rent and other receivables, net	146
Due from related party	(78)
Deferred leasing costs	(233)
Other assets, net	(472)
Accounts payable and other liabilities	1,099

Net cash provided by operating activities	624

Investing activities:
Additions to investment in real estate	(2,553)
Property acquisitions, including acquired in-place leases	(69,324)
Investment in mortgage financings	(15,142)
Repayments from mortgage financings	1,693
Distributions from unconsolidated ventures	12
Increase in acquisition deposits	(564)

Net cash used in investing activities	(85,878)

Financing activities:
Borrowings under revolving credit facility	31,300
Proceeds from issuance of common stock	771
Deferred initial public offering costs	(899)
Deferred financing costs paid	(1,657)

Net cash provided by financing activities	29,515

Net decrease in cash and cash equivalents	(55,739)
Cash and cash equivalents—beginning of period	101,725

Cash and cash equivalents—end of period	$45,986

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for additions to investments in real estate	$(291)

Cash paid for interest	$(128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1. Company’s Organization and Operations

As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. As of March 31, 2013, we own 2,531 properties in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, South Carolina and Texas. We conduct substantially all of our operations through (1) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 99.0% interest as of March 31, 2013 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (2) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary.

Upon closing our initial private offering in May 2012, we issued 11,198,757 shares of our common stock to various institutional investors and accredited investors at an offering price of $20.00 per share, and we received approximately $208.7 million of net proceeds. Upon closing our follow-on private offering in December 2012, we issued 7,187,500 shares of our common stock to various institutional investors and accredited investors at an offering price of $20.50 per share, and we received approximately $138.3 million of net proceeds. We contributed the net proceeds from these offerings and our incorporation to our Operating Partnership in exchange for an aggregate of 18,387,257 units of limited partnership interest in our Operating Partnership, or OP units. In addition, upon closing our initial private offering, we acquired substantially all of the assets of American Residential Management, Inc., or ARM, a company co-owned by our founders, Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer, pursuant to a contribution and sale agreement between our Operating Partnership and ARM (Note 9). ARM is the vehicle within which our founders further developed our proprietary real estate acquisition and management platform. Our Operating Partnership issued 175,000 OP units to ARM and we paid $85,000 in cash as consideration for our acquisition of the ARM assets. As a result, upon completion of our initial private offering, we owned our founders’ proprietary real estate acquisition and management platform.

On January 25, 2013, we issued 37,600 shares of our common stock at a price of $20.50 per share in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, and we received gross proceeds of approximately $0.8 million.

On May 14, 2013, we completed our initial public offering, or our IPO, of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $264.6 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

The Company’s March 31, 2013 condensed consolidated financial statements and results of operations do not include a comparison of the three months ended March 31, 2012, because we were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We consider May 11, 2012, the closing date of our initial private offering and of our acquisition of the ARM assets, to be the date on which we first commenced investment activities.

We intend to make an election to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2012. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period from March 30, 2012 (inception) through December 31, 2012, included in the Company’s prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements include the accounts of American Residential Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Investment in Real Estate

Property acquired not subject to an existing lease is accounted for as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, and allocated between land and building and improvements based upon their relative fair values at the date of acquisition. Property acquired with an existing lease is recorded as a business combination. For properties acquired through portfolio transactions, we determine whether the acquisition qualifies as a business combination based on the nature and status of the properties as of the acquisition date. A portfolio comprised of properties that are substantially leased at acquisition is treated as a business combination. A portfolio comprised of properties that are substantially vacant at acquisition is treated as an asset acquisition. To date, portfolio acquisitions were comprised of properties that were substantially leased at acquisition and accordingly were accounted for as business combinations. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease are recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred.

Fair value is determined under the guidance of Accounting Standards Codification, or ASC, Topic ASC 820, Fair Value Measurements, primarily based on unobservable market data inputs, which are categorized as Level 3 inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize our market knowledge and published market data. Our real estate portfolio is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years.

In-place lease intangibles associated with the preferred operator program are valued based on management’s estimates of lost rent and carrying costs, while in-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.

We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs, primarily comprised of payroll expense) that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the three months ended March 31, 2013.

Mortgage Financings

We hold mortgage financing receivables for investment. The receivables are carried at cost, net of related unamortized premiums or discounts, if any. The mortgage loans are secured by single-family homes.

Interest income on mortgage financings is recognized on the effective interest method applied on a loan-by-loan basis. Direct costs, if any, associated with funding loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method.

Mortgage loans as of March 31, 2013 include approximately $25.3 million of short-term loans with a weighted-average interest rate of approximately 12.1% and a weighted-average remaining term of approximately 146 days and approximately $1.2 million in long-term loans with a weighted-average interest rate of approximately 7.99% and a weighted-average remaining term of approximately 30 years.

Rents and Other Receivables, Net

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants or borrowers to make required rent or other payments. This allowance is estimated based on payment history and current credit status. If a tenant or borrower fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent, interest or principal and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits. Mortgage loans are secured by single-family homes. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted.

Our rents and other receivables are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $108,000 and $41,000 as of March 31, 2013 and December 31, 2012, respectively. We recorded a provision for doubtful accounts of approximately $157,000 for the three months ended March 31, 2013.

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our short taxable year ended December 31, 2012. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income.

However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS will be subject to federal, state and local taxes on its income.

We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake must be conducted in our TRS, such as third-party property management and non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2013.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or the SEC. We adopt the new pronouncements as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

3. Lease Intangibles

Our identifiable intangible assets as of March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Acquired in-place leases	$2,903	$1,897
Less: accumulated amortization	(1,417)	(453)

Intangible lease assets, net	$1,486	$1,444

The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $1.0 million for the three months ended March 31, 2013.

4. Debt

In January 2013, we entered into a $150 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $300 million thereunder if certain criteria are met. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. As of March 31, 2013, we were in compliance with all financial covenants on the Credit Facility.

The Credit Facility matures in January 2015, has an optional one-year extension (assuming our compliance with applicable covenants) and bears interest at a rate of LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three months ended March 31, 2013, the Company incurred non utilization fees of $0.1 million.

As of March 31, 2013, $31.3 million was outstanding and no amounts were available under the Credit Facility. Prior to the completion of our IPO on May 14, 2013, $109.0 million was outstanding under the Credit Facility. Proceeds from the IPO were utilized to repay the entire outstanding balance.

As a result of entering into the Credit Facility, we incurred costs of $1.7 million which have been deferred and are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. For the three months ended March 31, 2013, the Company amortized $0.2 million of deferred financing costs.

5. Earnings (Loss) Per Share

Basic net income or loss attributable to common stockholders is computed by dividing reported net income or loss attributable to common stockholders by the weighted-average number of common and contingently issuable shares outstanding during each period.

A reconciliation of our net loss per share is as follows (in thousands, except share and per-share amounts):

Three months ended March 31, 2013
Net loss attributable to common stockholders	$(4,019)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	18,414,830

Net loss per share attributable to common shareholders	$(0.22)

A total of 493,432 unvested LTIP units were excluded from the calculation of diluted loss per share because they were anti-dilutive due to our net loss. The effect of the conversion of the OP units and vested LTIP units is not dilutive and is therefore not included in the calculations as we reported a loss. If the OP units and vested LTIP units were converted to common stock, the additional number of shares outstanding for the three months ended March 31, 2013 would be 185,490.

6. Stockholders’ Equity

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $264.6 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

7. Stock Compensation

We award stock-based compensation to certain employees and members of our Board of Directors through the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan, is subject to an aggregate limit which is equal to the lesser of (1) 1,500,000 shares and (2) the number of shares determined by multiplying a percentage (as defined in our 2012 Equity Incentive Plan) by the number of shares of our common stock sold by us in any public or private offering. As of March 31, 2013, the aggregate limit under this formula was 863,586 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of March 31, 2013, there were 359,664 shares of our common stock available for grant under our 2012 Equity Incentive Plan.

Under our 2012 Equity Incentive Plan, we may grant LTIP units. LTIP units are a special class of partnership interests in our Operating Partnership with certain restrictions, which are convertible into Operating Partnership units, or OP units, subject to satisfying vesting and other conditions. LTIP unit holders are entitled to receive the same distributions as holders of our OP units (only if we pay such distributions) on the unvested portion of their LTIP units. The vesting of LTIP units is determined at the time of the grant and may be based on performance criteria. Any unvested LTIP unit is forfeited, except in limited circumstances, as determined by the Compensation Committee of our Board of Directors, when the recipient is no longer employed by us or when a director leaves our Board of Directors for any reason. LTIP units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. LTIP units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight line basis. We valued the LTIP units at a per-unit value equivalent to the per-share offering price of our common stock sold in our initial private offering less a discount for lack of marketability estimated by a third-party consultant.

We recorded stock-based compensation cost of approximately $0.7 million as part of general, administrative and other expense in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.

Total unrecognized compensation cost related to unvested LTIP units totaled approximately $5.9 million and $6.6 million as of March 31, 2013 and December 31, 2012, respectively and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.1 years, subject to the stated vesting conditions.

The following table summarizes information about the LTIP units outstanding as of March 31, 2013 (in thousands, except share and per-share amounts):

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant Date Fair Value	Weighted-average Remaining Contractual Life
Balance, December 31, 2012	10,490	493,432	503,922	$17.00	2.4 years
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Converted	—	—	—	—	—
Cancelled	—	—	—	—	—

Balance, March 31, 2013	10,490	493,432	503,922	$17.00	2.1 years

A total of 262,460 outstanding LTIP units vest upon the first to occur of (1) the date on which a “change in control” (as defined in our 2012 Equity Incentive Plan) occurs, (2) the date on which any shares of our common stock become registered with the SEC under Section 5 of the Securities Act of 1933, as amended, and listed on a national securities exchange or (3) May 11, 2015. Upon the completion of the IPO in May 2013, a total of 262,460 LTIP units vested in accordance with the 2012 Equity Incentive Plan.

Upon completion of the IPO in May 2013, we committed to award an aggregate of 416,665 LTIP unit awards and shares of restricted common stock to senior management. In May 2013, we issued 21,429 LTIP units and 30,952 shares of restricted common stock, pursuant to this commitment.

Subsequent to March 31, 2013, we issued 2,500 LTIP units to a Board of Directors member and a total of 15,875 shares of restricted common stock were granted to employees.

8. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The three levels of fair value defined in ASC Topic 820, Fair Value Measurements, are as follows:

•	Level 1—Valuations based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

•

Level 2—Valuations based on quoted market prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•

Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which are typically based on the reporting entity’s own assumptions.

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2013 and December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Our financial instruments include cash and cash equivalents, acquisition deposits, rents and other receivables, due from related party and accounts payable and accrued expenses. The carrying amount of these instruments approximates fair value because of their short-term nature.

Our mortgage financings and the Credit Facility are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values using Level 3 assumptions approximate the carrying amounts of our mortgage financing receivables and the Credit Facility.

9. Transactions With Related Parties

In connection with the closing of our initial private offering on May 11, 2012, we acquired from ARM the proprietary, vertically integrated real estate acquisition and management platform that Mr. Schmitz and Ms. Hawkes developed in exchange for 175,000 OP units, valued at $3.5 million, representing a 1.5% limited partnership interest in our Operating Partnership, and approximately $85,000 in cash. The OP units were valued at $20 per unit, equivalent to the offering price of each share of our common stock sold in our initial private offering.

Prior to February 2013, we earned management services fees from ARM pursuant to a cancellable sub-management agreement for the provision of real estate management services to ARM. These services allowed ARM to fulfill its obligations to ARP Phoenix Fund I, LP, or Phoenix Fund, pursuant to a management agreement between ARM and Phoenix Fund. The general partner of Phoenix Fund is ARP Phoenix Fund I GP, LLC, which is owned by Mr. Schmitz and Ms. Hawkes. These services included property restoration, leasing and property management and disposition services with respect to the properties owned by Phoenix Fund. Under the sub-management agreement, ARM was required to reimburse our TRS for the actual expenses incurred by our TRS to perform its obligations under the sub-management agreement, plus a fee of 1.0% of the gross rental revenue earned from Phoenix Fund with respect to the properties managed by ARM.

In February 2013, ARM, Phoenix Fund and our TRS terminated the property management and sub-management agreements for the provision of real estate management services to Phoenix Fund, and our TRS entered into a management agreement directly with Phoenix Fund, pursuant to which our TRS performs the same services to Phoenix Fund for a fee in an amount equal to 6.0% of the gross rental revenue received by Phoenix Fund with respect to the properties managed by our TRS.

We earned approximately $0.1 million in property management fees during the three months ended March 31, 2013 under the prior and current management agreements, which are included in management services (related party) in our condensed consolidated statement of operations and comprehensive loss. Accounts receivable of approximately $0.1 million and $26,000 due from Phoenix Fund and ARM are included in due from related party in our condensed consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively.

Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

10. Non-Controlling Interests

Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheet.

Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of March 31, 2013, there were 185,490 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.0% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 10,490 vested LTIP units.

Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.0% for the three months ended March 31, 2013.

Immediately following our IPO, outstanding non-controlling common units of our Operating Partnership, represented an approximate 1.4% ownership interest in our Operating Partnership.

11. Commitments and Contingencies

Litigation

From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of March 31, 2013.

Accepted Purchase Offers

As of March 31, 2013, we have committed to purchase rental properties totaling approximately $38.6 million. These are offers to purchase rental properties that were accepted by the sellers but not closed as of March 31, 2013. Acquisition deposits were paid through March 31, 2013 related to these rental property purchase commitments.

Homeowners’ Association

Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.

Concentrations

Approximately 53% of our properties are located in Arizona and California, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.

Executive Bonus

We entered into employment agreements with our Chief Executive Officer and our President and Chief Operating Officer under which we are committed to pay bonuses relating to the registration and listing or the public issuance of our common stock. Each of the two executives is entitled to be paid a special cash bonus of $250,000 if, by April 30, 2013, we file with the SEC a shelf registration statement relating to the registration of the shares sold in our initial private offering for resale in accordance with the terms set forth in the related registration rights agreements, and each of the two executives is entitled to be paid an additional special cash bonus of $250,000 if, prior to October 29, 2013 (or 60 days later if deferred as a result of our completion of our IPO prior to October 29, 2013), the shares sold in our initial private offering have become registered with the SEC and listed on a national securities exchange. Subsequent to March 31, 2013, following the completion of our IPO and the satisfaction of these criteria, we paid, and recognized as compensation expense, bonuses totaling $1.0 million in connection with these obligations.

12. Subsequent Events

For the period from April 1, 2013 to May 31, 2013, we acquired 1,064 single-family homes for an aggregate purchase price of $122.7 million. Additionally, for the period from April 1, 2013 to May 31, 2013, we funded approximately $12.2 million in private mortgage loans.

Initial Public Offering

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $264.6 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” as well as the risk factors described in “Item IA. Risk Factors,” of this report.

Overview

We are an internally managed real estate company that acquires, owns and manages single-family homes as rental properties. In 2008, our founders, Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer and a member of our Board of Directors, identified a unique opportunity to acquire homes at distressed pricing and lease them at attractive rental rates. They subsequently began developing a vertically integrated platform to acquire and manage single-family homes on an institutional scale. We were formed to expand upon our founders’ vision, strategy and platform.

As of March 31, 2013, we owned 2,531 properties in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, South Carolina and Texas with an aggregate investment of $293.1 million, and we managed an additional 608 properties for ARP Phoenix Fund I, LP, or Phoenix Fund in Arizona and Nevada. For the period from April 1, 2013 to May 31, 2013, we acquired 1,064 single-family homes for a total purchase price of approximately $122.7 million and have contracted to acquire 601 single-family homes for a total purchase price of approximately $78.6 million, of which 186 homes are in Arizona, 4 homes are in California, 75 homes are in Florida, 50 homes are in Georgia, 69 homes are in Illinois, 123 homes are in Indiana, 417 homes are in North Carolina, 1 home is in Nevada, 12 homes are in Ohio, 12 homes are in South Carolina, 120 homes are in Tennessee and 596 homes are in Texas. We actively evaluate new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.

Our primary business strategy is to acquire, restore, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. We believe our founders’ nearly five years of direct experience in the single-family rental sector provides us with the expertise to successfully execute our business strategy nationally to institutional standards. We have the infrastructure to acquire large numbers of properties through multiple acquisition channels. We source individual properties through auctions and brokers, and portfolios of properties through brokerages or directly from operators, investors or banks, and, in the future, we may source assets from these channels and government-sponsored entities, or GSEs. We have the experience and resources necessary to restore homes to “rent-ready” condition in an efficient and cost-effective manner, to a standard that we believe appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants. We believe that our vertically integrated acquisition and management platform is critical to executing our strategy.

In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing strategy that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of March 31, 2013, our private mortgage portfolio had an aggregate outstanding principal balance of $25.3 million, a weighted-average interest rate of 12.1% per annum and a weighted-average remaining term of 146 days. We also owned an additional $1.2 million in long-term mortgage investments. Additionally, for the period from April 1, 2013 to May 31, 2013, we funded approximately $12.2 million in private mortgage loans.

We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. Over time, we expect that the proportion of our total assets invested in self-managed properties, properties leased to and managed by third-party preferred operators and in private mortgage financings will vary depending upon available investment opportunities and other factors. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.7% interest, including the sole 0.3% general partnership interest that we hold through a subsidiary, after completion of the our initial public offering, or IPO in May 2013, giving effect to vested and unvested LTIP awards, including those we committed to award upon completion of the IPO .

We intend to make an election to qualify, and believe we are operating so as to qualify, as a real estate investment trust, or REIT, for federal income tax purposes beginning with our short taxable year ended December 31, 2012. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary. Our TRS will be subject to federal, state and local taxes on its income. In addition, the income of any TRS that we own will be subject to taxation at regular corporate rates.

Property Portfolio

The following three tables present summary statistics of our single-family homes by metropolitan statistical areas, or MSAs and metro division as of March 31, 2013. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes—Summary Statistics

(March 31, 2013)

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home(1)	Percent Leased(2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,045	$135,307,596	$129,481	83%	17	1,694
Chicago, IL	304	$39,756,816	$130,779	100%	57	1,396
Inland Empire, CA	209	$36,060,024	$172,536	70%	15	1,914
Winston-Salem, NC	136	$15,733,024	$115,684	82%	11	1,327
Indianapolis, IN	265	$14,194,815	$53,565	95%	57	1,199
Dallas-Fort Worth, TX	78	$12,381,876	$158,742	86%	11	2,141
Atlanta, GA	169	$11,923,660	$70,554	95%	20	1,515
Other-California (non-Inland Empire)	82	$9,597,854	$117,047	28%	36	1,336
Las Vegas, NV	63	$6,465,244	$102,623	94%	14	1,533
Fort Myers, FL	138	$6,347,448	$45,996	100%	9	1,126
Houston, TX	24	$2,867,232	$119,468	100%	7	1,808
Raleigh-Cary, NC	6	$1,181,004	$196,834	—%	13	2,347
Charlotte, NC-SC	11	$1,120,097	$101,827	100%	6	1,859
Charleston, SC	1	$136,520	$136,520	—%	7	1,360

Total / Weighted Average	2,531	$293,073,210	$115,793	86%	25	1,563

(1)	For self-managed homes, represents average purchase price (including broker commissions and closing costs) plus average capital expenditures. For preferred operator program homes, represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties under our preferred operator program, other than general and administrative expenses associated with ongoing monitoring activities of our investment.
(2)	Includes both self-managed homes and preferred operator program homes. We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.

Portfolio of Self-Managed Single-Family Homes—Summary Statistics

(March 31, 2013)

									Leased Homes
MSA / Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(4)
Phoenix, AZ	887	$138,686	$1,804	$140,490	$124,614,630	80%	11.2	1,775	$1,032	8.9%
Inland Empire, CA	209	$155,931	$16,605	$172,536	$36,060,024	70%	15.4	1,914	$1,393	9.8%
Winston-Salem, NC	136	$115,619	$65	$115,684	$15,733,024	82%	11.0	1,327	$1,076	11.3%
Dallas-Fort Worth, TX	78	$157,904	$838	$158,742	$12,381,876	86%	11.3	2,141	$1,505	11.3%
Other-California (non-Inland Empire)	82	$107,776	$9,271	$117,047	$9,597,854	28%	35.6	1,336	$1,215	10.5%
Las Vegas, NV	50	$103,084	$9,012	$112,096	$5,604,800	92%	6.7	1,620	$1,052	11.4%
Houston, TX	24	$119,372	$96	$119,468	$2,867,232	100%	6.8	1,808	$1,213	12.2%
Indianapolis, IN	20	$101,500	$65	$101,565	$2,031,300	40%	7.8	1,480	$1,047	13.4%
Atlanta, GA	28	$66,659	$2,174	$68,833	$1,927,324	68%	26.0	1,429	$884	15.1%
Raleigh-Cary, NC	6	$196,536	$298	$196,834	$1,181,004	—%	13.3	2,347	$—	—%
Charleston, SC	1	$136,455	$65	$136,520	$136,520	—%	7.3	1,360	$—	—%

Total /Weighted Average	1,521	$135,249	$4,222	$139,471	$212,135,588	76%	13.1	1,736	$1,115	9.6%

(1)	Average purchase price includes broker commissions and closing costs.
(2)	Represents average capital expenditures per home as of March 31, 2013. Does not include additional expected or future capital expenditures.
(3)	Represents average purchase price plus average capital expenditures.
(4)	Represents annualized average monthly rent per leased home as a percentage of our average investment (average purchase price per home plus average capital expenditures) per leased home. Does not include a provision for payment of ongoing property expenses (such as insurance, taxes, HOA fees and maintenance) or an allocation of our general and administrative expense, all of which materially impact our results. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating our business is limited. Average monthly rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

Portfolio of Preferred Operator Program Single-Family Homes—Summary Statistics

(March 31, 2013)

MSA / Metro Division	Number of Homes	Average Investment Per Home(1)	Aggregate Investment	Percent Leased(2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us(3)	Annual Rent as a Percentage of Average Investment Per Home(4)
Chicago, IL	304	$130,779	$39,756,816	100%	57	1,396	$781	7.2%
Indianapolis, IN	245	$49,647	$12,163,515	100%	62	1,176	$372	9.0%
Phoenix, AZ	158	$67,677	$10,692,966	100%	47	1,239	$451	8.0%
Atlanta, GA	141	$70,896	$9,996,336	100%	19	1,532	$473	8.0%
Fort Myers, FL	138	$45,996	$6,347,448	100%	9	1,126	$307	8.0%
Charlotte, NC-SC	11	$101,827	$1,120,097	100%	6	1,859	$636	7.5%
Las Vegas, NV	13	$66,188	$860,444	100%	42	1,198	$441	8.0%

Total /Weighted Average	1,010	$80,136	$80,937,622	100%	44	1,303	$516	7.7%

(1)	Represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties under our preferred operator program, other than general and administrative expenses associated with ongoing monitoring activities of our investment.
(2)	We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.
(3)	Represents the initial annual base rent payable to us by the preferred operator pursuant to the portfolio lease divided by 12 and then divided by the number of homes included in the lease. Does not include percentage rents we are also eligible to receive in addition to base rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes. The percentage rents we are eligible to receive fluctuate based on both the occupancy rates of the underlying homes and the rental rates paid by the residential sub-tenants.
(4)	Represents annualized average monthly rent paid by preferred operator to us as a percentage of our average investment per home.

Stabilized Properties

When we acquire a property that is not leased, we must possess, restore, market and lease the property before it becomes a revenue generating asset. We refer to this process as property stabilization. We anticipate that, on average, the stabilization period for each non-leased property will range from 90 to 180 days, depending on factors such as the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. Similarly, the time to market and lease a property is driven by local demand, our marketing techniques and the size of our available inventory. Consequently, we expect that most properties that were not leased at the time of acquisition should be stabilized within six months thereafter and that properties owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of March 31, 2013, we owned 729 properties for six months or longer, 82% of which were leased (classifying 138 homes in our preferred operator program as 100% leased because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants).

The following table presents summary statistics of our portfolio of self-managed single-family homes we owned for at least six months as of March 31, 2013.

Portfolio of Self-Managed Properties Owned for Six Months or Longer—Summary Statistics

(March 31, 2013)

								Leased Homes
MSA / Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditure Per Home(2)	Average Investment Per Home(3)	Homes Leased	Homes Vacant(4)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent Per Leased Home as a Percentage of Average Investment Per Leased Home(5)
Phoenix, AZ	327	$124,923	$2,007	$126,930	281	46	86%	$979	9.4%
Inland Empire, CA	193	$158,136	$16,834	$174,970	136	57	71%	$1,403	9.8%
Las Vegas, NV	34	$100,374	$8,100	$108,474	33	1	97%	$1,019	11.3%
Other-California (non-Inland Empire)	32	$102,837	$12,198	$115,035	6	26	19%	$1,285	12.3%
Dallas-Fort Worth, TX	5	$173,024	$2,312	$175,336	5	—	100%	$1,725	11.8%

Total / Weighted Average	591	$133,568	$7,754	$141,322	461	130	78%	$1,119	9.7%

(1)	Average purchase price includes broker commissions and closing costs.
(2)	Represents average capital expenditures per home as of March 31, 2013. Does not include additional expected or future capital expenditures.
(3)	Represents average purchase price plus average capital expenditures.
(4)	As of March 31, 2013, 87 homes were available for rent, 36 homes were undergoing renovation and seven homes had unauthorized occupants.
(5)	Represents annualized average monthly rent per leased home as a percentage of our average investment (average purchase price per home plus average capital expenditures) per leased home. Does not include a provision for payment of ongoing property expenses (such as insurance, taxes, HOA fees and maintenance) or an allocation of our general and administrative expense, all of which materially impact our results. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating our business is limited. Average monthly rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

Highlights of First Quarter of 2013

Credit Facility

In January 2013, we obtained a $150 million senior secured revolving credit facility from a syndicate of major national banks with an accordion feature that allows us to increase the facility amount up to $300 million subject to meeting certain criteria and obtaining additional commitments from lenders. The facility matures in January 2015, has an optional one-year extension (assuming our compliance with applicable covenants) and bears interest at a rate of LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value.

Acquisitions

From January 1, 2013 to March 31, 2013, we acquired 756 single-family homes, of which 66 are in Arizona, 96 are in Georgia, 100 are in Illinois, 265 are in Indiana, 16 are in Nevada, 153 are in North Carolina, 1 is in South Carolina and 59 are in Texas, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $72.5 million.

Factors Expected to Affect Our Results and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the amount of time and cost required to stabilize newly acquired properties and convert them to revenue generating assets, rental rates, occupancy levels, rates of tenant turnover, our expense ratios and capital structure.

Property Acquisitions

We have aggressively but prudently grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.

We have accumulated a substantial amount of recent data on acquisition costs, restoration costs and the amount of time required to convert an acquired single-family home to a rental property through our management platform and the experience of our founders over the past nearly five years.

Property Stabilization

Unless it is already leased, before an acquired property becomes a revenue generating asset, we must possess, restore, market and lease the property. We refer to this process as property stabilization. The acquisition of properties involves the expenditure of capital in addition to payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, HOA fees (when applicable) and restoration costs. The time and cost involved in stabilizing our newly acquired properties impacts our financial performance and is affected by the amount of time it takes us to gain possession of a property, the amount of time and cost associated with property restoration and the amount of time it takes to market and lease the property. Our possession can be delayed for a multitude of reasons beyond our control, including applicable statutory rights of redemption, rescission rights and legal challenges to our ownership or unauthorized occupants living in the property at the time of purchase. As part of our underwriting criteria, we typically estimate restoration costs to be 5.0% to 15% of the purchase price, although actual costs may vary significantly based on market, age and condition of the property and other factors. The time to restore a newly acquired property can vary significantly among properties for several reasons, including the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. Similarly, the time to market and lease a property is driven by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.

Based on our founders’ prior experience, we anticipate that, on average, the stabilization period for each non-leased property that we acquire will range from 90 to 180 days. We expect that most properties that were not leased at the time of acquisition should be stabilized within six months thereafter and that properties owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of March 31, 2013, we had 729 properties owned for six months or longer, of which 82% were leased. We continually track key metrics such as average time to obtain possession, restore and lease our properties.

Revenue

Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. Our rental revenue of approximately $4.4 million for the three months ended March 31, 2013 was comprised of approximately $3.0 million of rental revenue from self-managed properties and of approximately $1.4 million of revenue from preferred operator program properties. We also receive fees for providing management services to Phoenix Fund and interest on our portfolio of private mortgage financings. For the three months ended March 31, 2013, approximately 82.4% of our total revenue was attributable to rental activity, 2.0% was attributable to management services and the remaining 15.6% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.

In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue.

The growth of our portfolio has been significant in recent months, as we have increased the rate at which we acquire properties. When we commenced investment activities in May 2012, we began acquiring properties in Arizona, California and Nevada. More recently, we have also acquired properties in Florida, Georgia, Illinois, Indiana, North Carolina, South Carolina and Texas, and we are actively identifying other markets in which to invest.

We expect that the occupancy of our portfolio will increase as the proportion of recently acquired properties declines relative to the size of our entire portfolio. Nevertheless, in the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently restore and lease newly acquired properties, maintain occupancy in the rest of our portfolio and acquire additional properties, both leased and vacant.

The following table summarizes our acquisition and leasing activity from January 1, 2013 through March 31, 2013.

	Total Owned Properties as of December 31, 2012	Property Acquisitions Three Months Ended March 31, 2013	Total Owned Properties as of March 31, 2013	Percent of Properties Leased as of December 31, 2012(1)	Percent of Properties Leased as of March 31, 2013(1)
Self-managed properties	1,228	293	1,521	65%	76%
Preferred operator program properties (2)	547	463	1,010	100%	100%

Total properties	1,775	756	2,531	76%	86%

(1)	It may take up to six months to stabilize a property that was vacant at the time of its acquisition and for it to begin generating revenue. In addition, properties may be leased more than once in a given period. The amount presented represents the properties that were leased as of the end of the period.
(2)	We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.

From January 1, 2013 to March 31, 2013, we acquired 756 single-family homes, of which 66 are in Arizona, 96 are in Georgia, 100 are in Illinois, 265 are in Indiana, 16 are in Nevada, 153 are in North Carolina, 1 is in South Carolina and 59 are in Texas, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $72.5 million. Before a vacant or foreclosure property is leased, we must possess, restore and market it. We typically estimate restoration costs on such properties to be 5% to 15% of the purchase price, although actual costs may vary significantly based on the market, age and condition of the property. For the period from April 1, 2013 to May 31, 2013, we acquired 1,064 single-family homes for a total purchase price of approximately $122.7 million and have contracted to acquire 601 single-family homes for a total purchase price of approximately $78.6 million, of which 186 homes are in Arizona, 4 homes are in California, 75 homes are in

Florida, 50 homes are in Georgia, 69 homes are in Illinois, 123 homes are in Indiana, 417 homes are in North Carolina, 1 home is in Nevada, 12 homes are in Ohio, 12 homes are in South Carolina, 120 homes are in Tennessee and 596 homes are in Texas. There is no assurance that we will close on the properties we have under contract.

Expenses

Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of March 31, 2013, 1,010 of our properties were managed by local operators through our preferred operator program.

Property Management

We provide all property management functions for our self-managed properties. For the properties we manage, these functions include: securing the property upon acquisition; coordinating with the utilities; controlling the restoration process; managing the leasing process; communicating with tenants; collecting rents; conducting periodic inspections, routine property maintenance and repairs; paying HOA fees; interfacing with vendors and contractors; and accounting and compliance.

By performing these functions internally for our self-managed properties, we believe that we establish improved communications, foster direct relationships with tenants, gain tighter control over the quality and cost of restorations and property maintenance, gain increased attention and focus of third-party leasing agents and improve the timeliness of rental receipts. In addition, we believe that our internal management structure will allow us to manage properties more efficiently than many of our competitors who are externally managed.

Overhead

We will incur expenses associated with our vertically integrated real estate acquisition and management platform, such as compensation expense and other general and administrative costs. In the near term, as our business grows, we expect to hire additional employees, which will increase our general and administrative costs. In addition, we will incur additional costs related to operating as a public company due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. Over time, we expect these costs to decline as a percentage of revenue as our portfolio grows.

Based on our experience, we believe that the property-related expenses for vacancy, bad debt, property taxes, insurance, HOA fees, repairs and maintenance and capital expenditure reserves and the costs for property management services, such as managing the process of restoring, marketing, leasing and maintaining our stabilized single-family homes, will average between 55% and 60% of gross rental revenue. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services.

Non-Recurring Compensation Expenses

In connection with our initial private offering of common stock in May 2012, we issued 262,460 LTIP units to members of senior management which vest on the first to occur of (1) the date on which a “change in control” (as defined in our 2012 Equity Incentive Plan) occurs, (2) the date on which any shares of our common stock become registered with the SEC under Section 5 of the Securities Act and listed on a national securities exchange or (3) May 11, 2015. (See Note 7 to the March 31, 2013 unaudited condensed consolidated financial statements.) Upon the completion of our IPO in May 2013, a total of 262,460 LTIP units vested in accordance with our 2012 Equity Incentive Plan and we incurred approximately $3.1 million of non-cash stock compensation expense in general, administrative and other expense subsequent to March 31, 2013.

We entered into employment agreements with our Chief Executive Officer and our President and Chief Operation Officer under which we are committed to pay bonuses relating to the registration and listing or the public issuance of our common stock. Each of the two executives is entitled to be paid a special cash bonus of $250,000 if, by April 30, 2013, we file with the SEC a shelf registration statement relating to the registration of the shares sold in our initial private offering for resale in accordance with the terms set forth in the related registration rights agreements, and each of the two executives is entitled to be paid an additional special cash bonus of $250,000 if, prior to October 29, 2013 (or 60 days later if deferred as a result of our completion of our IPO prior to October 29, 2013), the shares sold in our initial private offering have become registered with the SEC and listed on a national securities exchange. Subsequent to March 31, 2013, we paid, and recognized as compensation expense, bonuses totaling $1.0 million in connection with these obligations.

Results of Operations

The Company’s March 31, 2013 condensed consolidated financial statements and results of operations do not include a comparison of the comparable period in 2012 because we were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We commenced investment activities in May 2012 upon completion of our initial private offering, acquiring our first homes in late June 2012, and through March 31, 2013, we acquired a total of 2,531 properties. We believe our financial results during the three months ended March 31, 2013 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as the Company continues to mature. As a result, newly acquired properties, that are not leased at the time of acquisition, will not begin generating revenue during this process of stabilization and therefore, will reduce our overall financial performance. The following are our results of operations (unaudited) for the three months ended March 31, 2013:

Income Statement Data (unaudited)

Three Months Ended March 31, 2013

(amounts in thousands except share and per-share data)

Revenue:
Rental revenue	$4,322
Management services revenue	104
Interest and other	821

Total revenue	5,247
Expenses:
Property operating and maintenance	923
Real estate taxes	497
Homeowners’ association fees	153
Acquisition	1,775
Depreciation and amortization	3,140
General, administrative and other	2,537
Interest	371

Total expenses	9,396

Loss from continuing operations before equity in net income of unconsolidated ventures	(4,149)
Equity in net income of unconsolidated ventures	90

Net loss and comprehensive loss	(4,059)

Net loss and comprehensive loss attributable to non-controlling interests	40

Net loss and comprehensive loss attributable to common stockholders	$(4,019)

Rental Revenue

Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $4.4 million for the three months ended March 31, 2013 was comprised of approximately $3.0 million of rental revenue from self-managed properties and of approximately $1.4 million of revenue from preferred operator program properties. As of March 31, 2013, approximately 86% of our properties were leased.

Management Services Revenue

Management services revenue was $0.1 million in the three months ended March 31, 2013. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.

Interest and Other Revenue

Interest and other revenue was $0.8 million in the three months ended March 31, 2013 and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions.

Property Operating and Maintenance

Property operating and maintenance expenses were $0.9 million in the three months ended March 31, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our March 31, 2013 unaudited condensed consolidated statement of operations.

Real Estate Taxes

Real estate taxes were $0.5 million in the three months ended March 31, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue.

Homeowners’ Association Fees

Homeowners’ association fees were $0.2 million in the three months ended March 31, 2013. Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue.

Acquisition

Acquisition expenses were $1.8 million in the three months ended March 31, 2013. These expenses are transaction costs incurred in connection with the acquisition of properties with existing leases, including but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition).

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to in-place lease intangibles, deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases. The following table summarizes our depreciation and amortization expense:

For the three months ended March 31, 2013
Depreciation of real estate portfolio	$2,058
Depreciation of other assets	39
Amortization of in-place lease intangibles and other direct costs	1,043

Total depreciation and amortization	$3,140

General, Administrative and Other

General, administrative and other expense was $2.5 million during the three months ended March 31, 2013 and includes payroll expense, including $0.7 million in non-cash stock compensation expense, professional fees, insurance expense and office expenses.

Interest Expense

Interest expense was $0.4 million during the three months ended March 31, 2013 and also includes the amortization of deferred financing costs incurred in connection with our senior secured revolving credit facility, or the Credit Facility (see discussion below).

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture was approximately $90,000 and includes our proportionate share of income in Flatiron VI LLC and Siphon Draw LLC, both of which are, Delaware limited liability companies that invest in residential mortgage loans.

Income Taxes

We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2012. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our final prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to the March 31, 2013 unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments on incurred indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. We expect to incur between 5% and 15.0% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. On homes that are currently leased or that are acquired with an in-place lease, we expect to incur between $1,500 to $2,500 in restoration costs, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under the Credit Facility (see discussion below). We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease up acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

As of March 31, 2013, we had borrowed approximately $31.3 million under the Credit Facility. In the future, we expect to prudently finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.

Our liquidity and capital resources as of March 31, 2013 consisted of cash and cash equivalents of $46.0 million, including $0.4 million held by designated brokers to facilitate the acquisition of properties.

On January 25, 2013, we completed a direct private placement of 37,600 shares of our common stock, raising net proceeds of approximately $0.8 million, before expenses.

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $264.6 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

To date, we have not declared any distributions. To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, or the MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors.

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2013 was $0.6 million and was primarily the result of our net loss of $4.1 million for the quarter offset by the add back of depreciation and amortization of $3.1 million, stock compensation expense of $0.7 million, and an increase in accounts payable, accrued expenses and other liabilities of $1.1 million.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2013 was $85.9 million and was primarily the result of property acquisitions, renovations on newly acquired properties and additional investments in mortgage financing. We utilized $69.3 million for property acquisitions, including the purchase price and the value of any in-place leases, $2.6 million in capital improvements, of which $1.6 million was related to initial renovations on newly acquired properties and $1.0 million was related to capital improvements made to properties that had been previously renovated. The average purchase price for newly acquired properties was $113,256 for acquisitions occurring from our inception through March 31, 2013 and $91,932 for acquisitions that occurred in the three months ended March 31, 2013. The average renovation cost per home was $9,967 for acquisitions occurring from our inception through March 31, 2013 and $8,729 for acquisitions that occurred in the three months ended March 31, 2013.

We invested $15.1 million in mortgage financings, offset by $1.7 million in repayments of mortgage financings.

We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs, primarily comprised of payroll expense) that improve and extend their useful lives are also capitalized and allocated to building costs.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2013 was $29.5 million and was primarily attributable to borrowings under the Credit Facility of $31.3 million and net proceeds of $0.8 million from a direct private placement of shares of our common stock, offset by deferred financing costs paid of $1.7 million related to the Credit Facility and $0.9 million in common stock issuance transaction costs related to our IPO, completed in May 2013.

We intend to elect and qualify to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of March 31, 2013, no dividends have been declared.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

During the first three months of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our final prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013.

The following table provides information with respect to our commitments as of March 31, 2013, including any guaranteed or minimum commitments under contractual obligations (dollars in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease(1)	$186	$287	$292	$298	$303	$25	$1,391
Property acquisition obligations(2)	38,629	—	—	—	—	—	38,629

	$38,815	$287	$292	$298	$303	$25	$40,020

(1)	Includes operating lease for corporate office space at 7047 East Greenway Parkway, Scottsdale, Arizona.
(2)	Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of March 31, 2013. Acquisition deposits were paid through March 31, 2013 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations

The following is a reconciliation of net income (loss) attributable to common stockholders (which we believe is the most comparable GAAP measure) to Funds From Operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share:

For the three months ended March 31, 2013
Net loss attributable to common stockholders	$(4,019)
Add: Depreciation and amortization of real estate assets	3,101
Deduct: Net loss attributable to non-controlling interests	(40)

FFO attributable to common stockholders and non-controlling interests	$(958)

FFO attributable to common stockholders(1)	$(948)

Basic and diluted FFO per share	$(0.05)

Weighted-average number of shares of common stock outstanding	18,414,830

(1)	Based on a weighted-average interest in the Company’s operating partnership of approximately 99.00% for the three months ended March 31, 2013.

FFO is a widely recognized measure of REIT performance. The Company calculates FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs).

Management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains from property dispositions, it accounts for trends in occupancy rates, rental rates and operating costs. The Company also believes that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare the Company’s operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the Company’s properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of the Company’s properties, all of which have real economic effects and could materially impact the Company’s results of operations, the utility of FFO as a measure of the Company’s performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, the Company’s FFO may not be comparable to that of other REITs. As a result, FFO should be considered only as a supplement to net income (loss) as a measure of the Company’s performance. FFO should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent on prevalent market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments. Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.

As of March 31, 2013, we had approximately $31.3 million outstanding under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based on LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If prevailing LIBOR were to increase or decrease by 50 basis points, the interest exposure on the outstanding balance of $31.3 million on the Credit Facility would increase or decrease, respectively, by $0.2 million on an annual basis.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 24 of our prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 25, 2013, we issued 37,600 shares of our common stock to 19 accredited investors and 2 non-accredited investors (both of whom we reasonably believe have such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of the investment) for a purchase price of $20.50 per share in a private placement in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

On March 1, 2013, we issued, or approved for issuance, an aggregate of 15,875 restricted shares of our common stock to certain of our employees under our 2012 Equity Incentive Plan, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

On April 4, 2013, we issued 2,500 LTIP units to one of our independent directors under our 2012 Equity Incentive Plan in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

Our registration statement on Form S-11, as amended (Registration No. 333-187450) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of shares of our common stock, $0.01 par value per share, registered 15,755,000 shares to be sold by us, 500 shares to be sold by the sole selling stockholder and 12,842,040 shares to be sold by selling stockholders on a continuing basis following completion of the Offering and was declared effective by the SEC on May 8, 2013. We sold a total of 13,700,000 shares of our common stock in the Offering for gross proceeds of approximately $287.7 million. We did not receive any proceeds from the sale of 500 shares our common stock and will not receive any proceeds from the sale of 12,842,040 shares of our common stock by the selling stockholders named in the Registration Statement. The Offering was completed on May 14, 2013. As of the date of filing this report, the Offering has terminated and all of the securities registered for sale by us pursuant to the Registration Statement have been sold. The joint book-running managers of the Offering were Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, FBR Capital Markets & Co. and Jefferies LLC. The co-managers of the Offering were Raymond James & Associates, Inc. and Zelman Partners LLC. The expenses of the Offering incurred by us were as follows (in millions):

Underwriting discounts and commissions	$18.7
Structuring fee payable to certain of the underwriters	1.4
Expenses paid to or for our underwriters	0.3
Other expenses	2.7

Total underwriting discounts and expenses	$23.1

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10 percent) or more of our shares of common stock; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $264.6 million, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us. Upon completion of the Offering, we contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units of our Operating Partnership. We used approximately $109.0 million of the net proceeds to repay the outstanding balance under our senior secured revolving credit facility. We intend to use the balance of the net proceeds to acquire, restore, lease and manage single-family homes as rental properties, to provide short-term private mortgage financing secured by interests in single-family homes and for general business purposes. Prior to the full deployment of the net proceeds of the Offering as described above, we may invest the undeployed net proceeds in interest-bearing, short-term, investment-grade securities or money market accounts that are consistent with our intention to qualify as a REIT for federal income tax purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: June 24, 2013	By:	/S/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: June 24, 2013	By:	/S/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.