Form 10-Q/A
period 2013-03-31
American Residential Properties, Inc.
filed 2013-07-19
CIK 1548981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 19, 2013, there were 32,124,857 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on June 24, 2013 (the “Original Filing”), to furnish Exhibit 101 to the Original Filing. Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Quarterly Report on Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	XBRL Instance Document(1)

101.SCH XBRL	XBRL Taxonomy Extension Schema Document(1)

101.CAL XBRL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF XBRL	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB XBRL	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE XBRL	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed on June 24, 2013 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
**	Furnished on June 24, 2013 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: July 19, 2013	By:	/S/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: July 19, 2013	By:	/S/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	XBRL Instance Document(1)

101.SCH XBRL	XBRL Taxonomy Extension Schema Document(1)

101.CAL XBRL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF XBRL	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB XBRL	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE XBRL	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed on June 24, 2013 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
**	Furnished on June 24, 2013 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

5