Form 10-Q
period 2013-06-30
American Residential Properties, Inc.
filed 2013-08-14
CIK 1548981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35899

AMERICAN RESIDENTIAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4941882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7047 East Greenway Parkway, Suite 350 Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2013, there were 32,124,857 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN RESIDENTIAL PROPERTIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and Three Months ended June 30, 3012 (unaudited)	5
	Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2013 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and Period from March 30, 2012 (inception) to June 30, 2012 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4.	Controls and Procedures.	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 1A.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	39

Item 4.	Mine Safety Disclosures.	39

Item 5.	Other Information.	39

Item 6.	Exhibits.	39

Signatures		40

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Investment in real estate:
Land	$99,078	$44,381
Building and improvements	375,595	171,598
Furniture, fixtures and equipment	4,682	1,994

	479,355	217,973
Less: accumulated depreciation	(6,495)	(1,277)

Investment in real estate, net	472,860	216,696
Mortgage financings	37,643	13,025
Cash and cash equivalents	58,535	101,725
Acquisition deposits	3,889	217
Rents and other receivables, net	2,252	1,703
Due from related party	8	26
Deferred leasing costs and lease intangibles, net	1,945	1,576
Deferred financing costs, net	1,977	44
Investment in unconsolidated ventures	27,500	10,060
Goodwill	3,500	3,500
Other, net	2,415	855

Total assets	$612,524	$349,427

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$5,975	$2,438
Security deposits	1,863	626
Prepaid rent	513	132

Total liabilities	8,351	3,196

Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value, 500,000,000 shares authorized; 32,124,857 and 18,387,257 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	321	184
Additional paid-in capital	612,607	346,851
Accumulated deficit	(18,234)	(6,139)

Total American Residential Properties, Inc. stockholders’ equity	594,694	340,896
Non-controlling interests	9,479	5,335

Total equity	604,173	346,231

Total liabilities and equity	$612,524	$349,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013
Revenue:
Self-managed rental revenue	$4,959	$4	$7,910
Preferred operator rental revenue	1,999	—	3,370
Management services (related party)	110	59	214
Interest and other	1,340	32	2,161

Total revenue	8,408	95	13,655

Expenses:
Property operating and maintenance	1,503	2	2,426
Real estate taxes	1,027	28	1,524
Homeowners’ association fees	365	—	518
Acquisition	1,674	21	3,449
Depreciation and amortization	4,638	7	7,778
General, administrative and other	6,676	1,220	9,213
Interest	682	—	1,053

Total expenses	16,565	1,278	25,961

Loss from continuing operations before equity in net income of unconsolidated ventures	(8,157)	(1,183)	(12,306)

Equity in net (loss) income of unconsolidated ventures	(30)	—	60

Net loss and comprehensive loss	(8,187)	(1,183)	(12,246)

Net loss and comprehensive loss attributable to non-controlling interests	116	19	151

Net loss and comprehensive loss attributable to common stockholders	$(8,071)	$(1,164)	$(12,095)

Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.31)	$(0.10)	$(0.55)

Weighted-average number of shares of common stock outstanding	25,651,231	11,199,757	22,053,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(amounts in thousands, except share amounts)

For the Six Months Ended June 30, 2013

(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	18,387,257	$184	$—	$346,851	$(6,139)	$5,335	$346,231
Issuance of common stock	13,737,600	137	—	265,756	—	—	265,893
Net loss	—	—	—	—	(12,095)	(151)	(12,246)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,295	4,295

Balance, June 30, 2013	32,124,857	$321	$—	$612,607	$(18,234)	$9,479	$604,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30, 2013	Period from March 30, 2012 (inception) to June 30, 2012
Operating activities
Net loss	$(12,246)	$(1,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,778	7
Amortization of stock-based compensation	4,295	634
Amortization of deferred financing costs	504	—
Bad debt expense	428	—
Straight line rent revenue	(58)	—
Equity in net income of unconsolidated ventures	(60)	—
Distributions from unconsolidated ventures	60	—
Changes in operating assets and liabilities:
Rent and other receivables, net	(919)	(110)
Due from related party	18	—
Deferred leasing costs	(510)	(20)
Other assets, net	(1,682)	(447)
Accounts payable and other liabilities	4,542	624

Net cash provided by (used in) operating activities	2,150	(495)

Investing activities:
Capital improvements of investment in real estate	(5,850)	(5)
Property acquisitions, including acquired in-place leases	(257,216)	(9,459)
Investment in mortgage financings	(33,913)	(82)
Repayments from mortgage financings	9,295	—
Contributions to unconsolidated ventures	(18,000)	—
Distributions from unconsolidated ventures	560	—
Increase in acquisition deposits	(3,672)	(721)

Net cash used in investing activities	(308,796)	(10,267)

Financing activities:
Borrowings under revolving credit facility	109,000	—
Repayments of revolving credit facility	(109,000)	—
Proceeds from issuance of common stock	288,471	223,975
Common stock issuance transaction costs	(22,578)	(15,271)
Deferred financing costs paid	(2,437)	—

Net cash provided by financing activities	263,456	208,704

Net (decrease) increase in cash and cash equivalents	(43,190)	197,942
Cash and cash equivalents—beginning of period	101,725	—

Cash and cash equivalents—end of period	$58,535	$197,942

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for additions to investments in real estate	$(613)	$(44)

Cash paid for interest	$(456)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1.	Company’s Organization and Operations

As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. As of June 30, 2013, we own 4,089 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas. We conduct substantially all of our operations through (1) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.4% interest as of June 30, 2013 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (2) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary.

Upon closing our initial private offering in May 2012, we issued 11,198,757 shares of our common stock to various institutional investors and accredited investors at an offering price of $20.00 per share, and we received approximately $208.7 million of net proceeds. Upon closing our follow-on private offering in December 2012, we issued 7,187,500 shares of our common stock to various institutional investors and accredited investors at an offering price of $20.50 per share, and we received approximately $138.3 million of net proceeds. We contributed the net proceeds from these offerings and the sale of shares to our founders at incorporation to our Operating Partnership in exchange for an aggregate of 18,387,257 units of limited partnership interest in our Operating Partnership, or OP units. In addition, upon closing our initial private offering, we acquired substantially all of the assets of American Residential Management, Inc., or ARM, a company co-owned by our founders, Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer, pursuant to a contribution and sale agreement between our Operating Partnership and ARM (Note 9). ARM is the vehicle within which our founders further developed our proprietary real estate acquisition and management platform. Our Operating Partnership issued 175,000 OP units to ARM and we paid $85,000 in cash as consideration for our acquisition of the ARM assets. As a result, upon completion of our initial private offering, we owned our founders’ proprietary real estate acquisition and management platform.

On January 25, 2013, we issued 37,600 shares of our common stock at a price of $20.50 per share in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, and we received gross proceeds of approximately $0.8 million.

On May 14, 2013, we completed our initial public offering, or our IPO, of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

The Company’s June 30, 2013 condensed consolidated financial statements and results of operations do not include a comparison to the six months ended June 30, 2012, because we were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We consider May 11, 2012, the closing date of our initial private offering and of our acquisition of the ARM assets, to be the date on which we first commenced investment activities. The results of operations for the period from inception to June 30, 2012 is the same as the three months ended June 30, 2012.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period from March 30, 2012 (inception) through December 31, 2012, included in the Company’s prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Fair value is determined under the guidance of Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements, primarily based on unobservable market data inputs, which are categorized as Level 3 inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize our market knowledge and published market data. Our real estate portfolio is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years.

We sometimes acquire portfolios of leased properties from established and well-respected local operators through our “preferred operator” program. In this program, we acquire portfolios of leased properties for which the operator retains day-to-day management responsibilities pursuant to a longer-term lease. In these arrangements, the operator is responsible for all property-related expenses and we receive payments from the operator that escalate over the term of the lease. In-place lease intangibles associated with the preferred operator program are valued based on management’s estimates of lost rent and carrying costs. In-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the three or six months ended June 30, 2013 or in the three months ended June 30, 2012.

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

Mortgage loans as of June 30, 2013 include approximately $36.4 million of short-term loans with a weighted-average interest rate of approximately 12.2% and a weighted-average remaining term of approximately 125 days and approximately $1.2 million in long-term loans with a weighted-average interest rate of approximately 7.99% and a weighted-average remaining term of approximately 30 years.

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

Our rents and other receivables are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $369,000 and $41,000 as of June 30, 2013 and December 31, 2012, respectively. We recorded a provision for doubtful accounts of approximately $271,000 and $428,000 for the three and six months ended June 30, 2013, respectively. There was no provision recorded during the three months ended June 30, 2012.

Investments in Unconsolidated Ventures

Investments in ventures are generally accounted for under the equity method of accounting when we exercise significant influence over the venture but we do not serve as managing member or control the venture. Net income/loss allocations are included in the investment balance along with the contributions made and distributions received over the life of the investment. In May 2013, we invested approximately $18.0 million in Red Rock River LLC, a joint-venture in which our equity interest is approximately 62% of the total amount invested. The joint-venture used invested funds to purchase portfolios of residential mortgage loans.

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

We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake will be conducted in our TRS, such as third-party property management and non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2013 and for the three months ended June 30, 2012.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or the SEC. We adopt the new pronouncements as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and therefore we believe will have minimal, if any, impact on our financial position or results of operations upon adoption.

3.	Lease Intangibles

Our identifiable intangible assets as of June 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands):

	June 30, 2013	December 31, 2012

Acquired in-place leases	$4,194	$1,897
Less: accumulated amortization	(2,671)	(453)

Intangible lease assets, net	$1,523	$1,444

The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $1.2 million and $0 for the three months ended June 30, 2013 and 2012, respectively, and approximately $2.2 million for the six months ended June 30, 2013.

4.	Debt

In January 2013, we entered into a $150 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $300 million thereunder if certain criteria are met. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. As of June 30, 2013, we were in compliance with all of the financial covenants of the Credit Facility.

The Credit Facility matures in January 2015, has an optional one-year extension (assuming our compliance with applicable covenants) and bears interest at a rate of LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three and six months ended June 30, 2013, the Company incurred non utilization fees of $0.2 million and $0.3 million, respectively.

As of June 30, 2013, no amounts were outstanding and $122.5 million is available under the Credit Facility. Prior to the completion of our IPO on May 14, 2013, $109.0 million was outstanding under the Credit Facility. Proceeds from the IPO were utilized to repay the entire outstanding balance.

Subsequent to June 30, 2013, we borrowed $100.0 million under the Credit Facility with a remaining availability of $25.4 million.

As a result of entering into the Credit Facility, we incurred costs of $2.5 million which have been deferred and are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. The Company amortized $0.3 million and $0.5 million of deferred financing costs for the three and six months ended June 30, 2013, respectively.

5.	Earnings (Loss) Per Share

Basic net income or loss attributable to common stockholders is computed by dividing reported net income or loss attributable to common stockholders by the weighted-average number of common and contingently issuable shares outstanding during each period.

A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013
Net loss attributable to common stockholders	$(8,071)	$(1,164)	$(12,095)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	25,651,231	11,199,757	22,053,021

Net loss per share of common stock, basic and diluted	$(0.31)	$(0.10)	$(0.55)

For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were OP and vested LTIP units, unvested LTIP units, and unvested restricted stock. The weighted-average number of shares of potentially dilutive securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013
OP and vested LTIP units	364,464	185,490	275,471
Unvested LTIP units	328,026	464,432	410,272
Unvested restricted stock	24,185	—	12,160

Potentially dilutive shares	716,675	649,922	697,903

6.	Stockholders’ Equity

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

7.	Stock Compensation

We award stock-based compensation to certain employees and members of our Board of Directors through the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of June 30, 2013, there were 925,322 shares of our common stock available for grant under our 2012 Equity Incentive Plan.

Upon completion of our IPO in May 2013, our Board of Directors awarded an aggregate of 416,665 LTIP units and shares of restricted common stock to senior management. In May 2013, we issued 21,429 LTIP units and 30,952 shares of restricted common stock pursuant to these awards.

We recorded stock-based compensation cost of approximately $3.6 million and $4.3 million as part of general, administrative and other expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2013, respectively. The stock-based compensation cost recorded during the three months ended June 30, 2012 was $0.6 million.

LTIP Units

Under our 2012 Equity Incentive Plan, we may grant LTIP units. LTIP units are a special class of partnership interests in our Operating Partnership with certain restrictions, which are convertible into Operating Partnership units, or OP units, subject to satisfying vesting and other conditions. LTIP unit holders are entitled to receive the same distributions as holders of our OP units (only if we pay such distributions) on the unvested portion of their LTIP units. The vesting of LTIP units is determined at the time of the grant and may be based on performance criteria. Any unvested LTIP unit is forfeited, except in limited circumstances, as determined by the Compensation Committee of our Board of Directors, when the recipient is no longer employed by us or when a director leaves our Board of Directors for any reason. LTIP units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. LTIP units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, which approximates a straight line basis. We valued the LTIP units at a per-unit value equivalent to the per-share offering price of our common stock sold in our private and public offerings less a discount for lack of marketability estimated with the assistance of a third-party consultant.

The following table summarizes information about the LTIP units outstanding as of June 30, 2013:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2012	10,490	493,432	503,922	$17.00
Granted	—	23,929	23,929	$17.81
Vested	334,785	(334,785)	—	$17.00
Converted	—	—	—	—
Cancelled	—	—	—	—

Balance, June 30, 2013	345,275	182,576	527,851	$17.04

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

Total unrecognized compensation cost related to unvested LTIP units totaled approximately $2.8 million as of June 30, 2013, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.0 years, subject to the stated vesting conditions.

Restricted Stock

Restricted shares of our common stock are valued at fair value on the date of the grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, which approximates a straight-line basis.

The following table summarizes information about the shares of restricted common stock outstanding as of June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2012	—	—
Granted	46,827	$21.00
Vested	—	—
Cancelled	—	—

Unvested at June 30, 2013	46,827	$21.00

Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.9 million as of June 30, 2013, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.9 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2013 and December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

We earned approximately $0.1 million and $59,000 in property management fees during the three months ended June 30, 2013 and 2012, respectively, and $0.2 million during the six months ended June 30, 2013, under the prior and current management agreements, which are included in management services (related party) in our condensed consolidated statement of operations and comprehensive loss. Accounts receivable of approximately $8,000 and $26,000 due from Phoenix Fund and ARM are included in due from related party in our condensed consolidated balance sheet at June 30, 2013 and December 31, 2012, respectively.

Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

10.	Non-Controlling Interests

Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheet.

Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of June 30, 2013, there were 520,275 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.6% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 345,275 vested LTIP units.

Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.4% and 1.6% for the three months ended June 30, 2013 and 2012, respectively, and 1.2% for the six months ended June 30, 2013.

11.	Commitments and Contingencies

Litigation

From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of June 30, 2013.

Accepted Purchase Offers

As of June 30, 2013, we have committed to purchase rental properties totaling approximately $114.9 million. These are offers to purchase rental properties that were accepted by the sellers but not closed as of June 30, 2013.

Homeowners’ Association

Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.

Concentrations

Approximately 57% of our properties are located in Arizona, Texas and North Carolina, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.

Executive Bonus

We entered into employment agreements with our Chief Executive Officer and our President and Chief Operating Officer under which we were committed to pay bonuses relating to the registration and listing or the public issuance of our common stock. Each of the two executives was entitled to be paid a special cash bonus of $250,000 if, by April 30, 2013, we filed with the SEC a shelf registration statement relating to the registration of the shares sold in our initial private offering for resale in accordance with the terms set forth in the related registration rights agreements, and each of the two executives was entitled to be paid an additional special cash bonus of $250,000 if, prior to October 29, 2013, the shares sold in our initial private offering had become registered with the SEC and listed on a national securities exchange. During the three months ended June 30, 2013, the criteria for the bonuses were fully satisfied and we paid, and recognized as compensation expense, bonuses totaling $1.0 million in connection with these obligations.

12.	Subsequent Events

For the period from July 1, 2013 to July 31, 2013, we acquired 446 single-family homes for a total purchase price of approximately $64.2 million and have contracted to acquire 760 single-family homes for a total purchase price of approximately $108.4 million. Additionally, for the period from July 1, 2013 to July 31, 2013, we funded approximately $8.5 million in private mortgage loans.

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

As of June 30, 2013, we owned 4,089 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $486.6 million, and we managed an additional 609 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from July 1, 2013 to July 31, 2013, we acquired 446 single-family homes for a total purchase price of approximately $64.2 million and have contracted to acquire 760 single-family homes for a total purchase price of approximately $108.4 million, of which 749 homes are in Texas, 155 homes are in North Carolina, 109 homes are in Arizona, 74 homes are in Illinois, 44 homes are in Indiana, 42 homes are in Ohio, 17 homes are in Florida, 8 homes are in Georgia, 6 homes are in Nevada, 1 home is in California and 1 home is in South Carolina. We actively evaluate new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.

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

In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing strategy that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of June 30, 2013, our private mortgage portfolio had an aggregate outstanding principal balance of $36.4 million, a weighted-average interest rate of 12.2% per annum and a weighted-average remaining term of 125 days. We also owned an additional $1.2 million in long-term mortgage investments. Additionally, for the period from July 1, 2013 to July 31, 2013, we funded approximately $8.5 million in private mortgage loans.

We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. Over time, we expect that the proportion of our total assets invested in self-managed properties, properties leased to and managed by third-party preferred operators and in private mortgage financings will vary depending upon available investment opportunities and other factors. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of June 30, 2013 after giving effect to vested and unvested LTIP awards, including those we committed to award upon completion of the IPO.

We intend to make an election to qualify, and believe we are operating so as to qualify, as a real estate investment trust, or REIT, for federal income tax purposes beginning with our short taxable year ended December 31, 2012. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary, will be subject to federal, state and local taxes on its income. In addition, the income of any TRS that we own will be subject to taxation at regular corporate rates.

Industry Outlook

Residential housing is the largest real estate asset class in the United States with a size of approximately $17.7 trillion, according to the 2012 fourth quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.

We believe that there has been an over-correction in residential housing prices in certain housing markets, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can purchase at potentially attractive pricing. The current housing market environment across our current markets, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, North Carolina, Nevada, Ohio, South Carolina, Tennessee and Texas, remains highly attractive for single-family home acquisition and rental. We are able to acquire homes at favorable pricing, and the potential supply remains strong.

Property Portfolio

The following three tables present summary statistics of our single-family homes by metropolitan statistical areas, or MSAs, and metro division as of June 30, 2013. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes—Summary Statistics

(June 30, 2013)

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home (1)	Percentage Leased (2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,224	$163,560,212	$133,628	79%	16	1,687
Houston, TX	410	$55,105,800	$134,404	69%	5	1,799
Chicago, IL	360	$47,268,558	$131,302	100%	55	1,417
Inland Empire, CA	213	$37,047,841	$173,934	88%	15	1,915
Dallas-Fort Worth, TX	203	$30,965,781	$152,541	44%	11	2,064
Winston-Salem, NC	188	$23,192,460	$123,364	73%	11	1,355
Indianapolis, IN	437	$22,567,714	$51,642	98%	60	1,216
Atlanta, GA	222	$17,290,373	$77,885	90%	20	1,584
Other Texas	95	$14,494,838	$152,577	8%	9	1,875
Raleigh, NC	101	$12,838,202	$127,111	53%	10	1,676
Nashville, TN	120	$11,132,086	$92,767	93%	9	1,457
Other Florida	217	$15,639,984	$72,074	88%	11	1,285
Other California	82	$10,083,223	$122,966	71%	35	1,336
Charlotte, NC-SC	65	$8,875,046	$136,539	25%	8	1,888
Las Vegas, NV	64	$6,592,232	$103,004	95%	14	1,536
Other MSA/Metro Divisions	88	$9,955,174	$113,127	45%	9	1,473

Total/Weighted Average	4,089	$486,609,524	$119,005	78%	22	1,599

(1)	For self-managed homes, represents average purchase price (including broker commissions and closing costs) plus average capital expenditures. For preferred operator program homes, represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties under our preferred operator program, other than general and administrative expenses associated with ongoing monitoring activities of our investment.
(2)	Includes both self-managed homes and preferred operator program homes. We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.

Portfolio of Self-Managed Single-Family Homes—Summary Statistics

(June 30, 2013)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (1)	Average Capital Expenditures Per Home (2)	Average Investment Per Home (3)	Aggregate Investment	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (4)
Phoenix, AZ	1,058	$141,219	$2,817	$144,036	$152,389,847	76%	11	1,758	$1,032	8.7%
Houston, TX	410	$134,107	$298	$134,404	$55,105,800	69%	5	1,799	$1,211	11.2%
Inland Empire, CA	213	$155,636	$18,298	$173,934	$37,047,841	88%	15	1,915	$1,332	9.3%
Dallas-Fort Worth, TX	203	$151,103	$1,437	$152,541	$30,965,781	44%	11	2,064	$1,433	11.2%
Winston-Salem, NC	188	$122,632	$733	$123,364	$23,192,460	73%	11	1,355	$1,102	10.7%
Other Texas	95	$152,571	$7	$152,577	$14,494,838	8%	9	1,875	$1,230	10.6%
Raleigh, NC	101	$124,892	$2,219	$127,111	$12,838,202	53%	10	1,676	$944	11.0%
Nashville, TN	120	$92,716	$51	$92,767	$11,132,086	93%	9	1,457	$1,108	14.4%
Other California	82	$107,776	$15,190	$122,966	$10,083,223	71%	35	1,336	$1,073	10.3%
Atlanta, GA	59	$98,491	$2,834	$101,325	$5,978,202	61%	20	1,790	$1,060	11.5%
Charlotte, NC-SC	54	$143,219	$391	$143,610	$7,754,946	9%	8	1,893	$1,557	10.9%
Other Florida	79	$116,141	$1,486	$117,628	$9,292,602	67%	15	1,564	$1,054	10.9%
Indianapolis, IN	33	$99,447	$39	$99,486	$3,283,042	73%	11	1,569	$1,134	14.1%
Las Vegas, NV	50	$103,084	$9,701	$112,784	$5,639,221	94%	6	1,620	$1,032	11.0%
Other MSA/Metro Divisions	88	$112,728	$399	$113,127	$9,955,174	45%	9	1,473	$887	12.4%

Total/Weighted Average	2,833	$133,929	$3,436	$137,364	$389,153,265	68%	11	1,731	$1,116	9.9%

(1)	Average purchase price includes broker commissions and closing costs.
(2)	Represents average capital expenditures per home as of June 30, 2013. Does not include additional expected or future capital expenditures.
(3)	Represents average purchase price plus average capital expenditures.
(4)	Represents annualized average monthly rent per leased home as a percentage of our average investment (average purchase price per home plus average capital expenditures) per leased home. Does not include a provision for payment of ongoing property expenses (such as insurance, taxes, HOA fees and maintenance) or an allocation of our general and administrative expense, all of which materially impact our results. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating our business is limited. Average monthly rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

Portfolio of Preferred Operator Program Single-Family Homes—Summary Statistics

(June 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Aggregate Investment	Percentage Leased (2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us (3)	Annual Rent as a Percentage of Average Investment Per Home (4)
Chicago, IL	360	$131,302	$47,268,558	100%	55	1,417	$789	7.2%
Indianapolis, IN	404	$47,734	$19,284,672	100%	64	1,187	$358	9.0%
Atlanta, GA	163	$69,400	$11,312,171	100%	21	1,509	$463	8.0%
Phoenix, AZ	166	$67,291	$11,170,365	100%	47	1,236	$449	8.0%
Other Florida	138	$45,996	$6,347,382	100%	9	1,126	$307	8.0%
Charlotte, NC-SC	11	$101,827	$1,120,100	100%	6	1,859	$636	7.5%
Las Vegas, NV	14	$68,072	$953,011	100%	41	1,236	$454	8.0%

Total/Weighted Average	1,256	$77,593	$97,456,259	100%	47	1,301	$505	7.8%

(1)	Represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties under our preferred operator program, other than general and administrative expenses associated with ongoing monitoring activities of our investment.
(2)	We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.
(3)	Represents the initial annual base rent payable to us by the preferred operator pursuant to the portfolio lease divided by 12 and then divided by the number of homes included in the lease. Does not include percentage rents we are also eligible to receive in addition to base rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes. The percentage rents we are eligible to receive fluctuate based on both the occupancy rates of the underlying homes and the rental rates paid by the residential sub-tenants.
(4)	Represents annualized average monthly rent paid by preferred operator to us as a percentage of our average investment per home. The rent paid by the preferred operator is net of all taxes, insurance, other expenses and capital expenses (including significant capital improvements) for which the preferred operator is responsible.

Properties Owned for Six Months or Longer

We acquire both vacant homes and homes subject to existing leases. When we acquire a property that is not leased, we must possess, restore, market and lease the property before it becomes a revenue generating asset. We refer to this process as property stabilization. We anticipate that, on average, the stabilization period for each non-leased property will range from 90 to 180 days, depending on factors such as the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. Similarly, the time to market and lease a property is driven by local demand, our marketing techniques and the size of our available inventory. Consequently, we expect that most properties that were not leased at the time of acquisition should be stabilized within six months thereafter and that properties owned for more than six months provide an indication of how our portfolio will perform over the long-term.

For homes acquired subject to a lease, the remaining lease terms at the date of acquisition have averaged approximately six months. Accordingly, a portion of these homes are expected to become vacant within six months of acquisition due to normal tenant turnover. Therefore, our leased rate of homes owned six months or greater is not fully indicative of how we expect our stabilized portfolio to perform over time.

The following three tables present summary statistics of our portfolio of single-family homes we owned for at least six months as of June 30, 2013. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes

Owned for Six Months or Longer—Summary Statistics

(June 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Homes Leased	Homes Vacant (2)	Percentage Leased
Phoenix, AZ	979	$131,513	830	149	85%
Inland Empire, CA	209	$174,578	188	21	90%
Las Vegas, NV	47	$107,100	44	3	94%
Other California	82	$122,966	58	24	71%
Dallas-Fort Worth, TX	43	$144,182	38	5	88%
Other Florida	138	$45,996	138	—	100%
Atlanta, GA	73	$72,663	69	4	95%
Chicago, IL	204	$135,174	204	—	100%

Total/Weighted Average	1,775	$127,201	1,569	206	88%

(1)	Represents average purchase price plus average capital expenditures.
(2)	As of June 30, 2013, 169 homes were available for rent, 36 homes were undergoing renovation and 1 home had unauthorized occupants.

Portfolio of Self-Managed Single-Family Homes

Owned for Six Months or Longer—Summary Statistics

(June 30, 2013)

								Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (1)	Average Capital Expenditure Per Home (2)	Average Investment Per Home (3)	Homes Leased	Homes Vacant (4)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (5)
Phoenix, AZ	838	$139,141	$3,016	$142,157	689	149	82%	$1,023	8.7%
Inland Empire, CA	209	$155,931	$18,647	$174,578	188	21	90%	$1,332	9.3%
Las Vegas, NV	43	$102,235	$9,690	$111,924	40	3	93%	$1,030	11.0%
Other California	82	$107,776	$15,190	$122,966	58	24	71%	$1,073	10.3%
Dallas-Fort Worth, TX	43	$140,004	$4,179	$144,182	38	5	88%	$1,360	11.4%
Atlanta, GA	13	$61,774	$4,737	$66,510	9	4	69%	$836	14.5%

Total/Weighted Average	1,228	$137,823	$6,782	$144,605	1,022	206	83%	$1,094	9.1%

(1)	Average purchase price includes broker commissions and closing costs.
(2)	Represents average capital expenditures per home as of June 30, 2013. Does not include additional expected or future capital expenditures.
(3)	Represents average purchase price plus average capital expenditures.

(4)	As of June 30, 2013, 169 homes were available for rent, 36 homes were undergoing renovation and 1 home had unauthorized occupants.
(5)	Represents annualized average monthly rent per leased home as a percentage of our average investment (average purchase price per home plus average capital expenditures) per leased home. Does not include a provision for payment of ongoing property expenses (such as insurance, taxes, HOA fees and maintenance) or an allocation of our general and administrative expense, all of which materially impact our results. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating our business is limited. Average monthly rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

Portfolio of Preferred Operator Program Single-Family Homes

Owned for Six Months or Longer—Summary Statistics

(June 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Percentage Leased (2)	Average Monthly Rent Per Home Paid by Preferred Operator to Us	Annual Rent as a Percentage of Average Investment Per Home (3)
Chicago, IL	204	$135,174	100%	$789	7.0%
Phoenix, AZ	141	$68,251	100%	$455	8.0%
Other Florida	138	$45,996	100%	$307	8.0%
Atlanta, GA	60	$73,997	100%	$493	8.0%
Las Vegas, NV	4	$55,239	100%	$368	8.0%

Total/Weighted Average	547	$88,130	100%	$546	7.4%

(1)	Represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties under our preferred operator program, other than general and administrative expenses associated with ongoing monitoring activities of our investment.
(2)	We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.
(3)	Represents annualized average monthly rent paid by preferred operator to us as a percentage of our average investment per home.

Highlights of Second Quarter of 2013

Initial Public Offering

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

Acquisitions

From April 1, 2013 to June 30, 2013, we acquired 1,558 single-family homes, of which 606 are in Texas, 256 are in North Carolina, 179 are in Arizona, 172 are in Indiana, 120 are in Tennessee, 79 are in Florida, 56 are in Illinois, 55 are in Georgia, 15 are in Ohio, 12 are in South Carolina, 4 are in California, 3 are in Colorado and 1 is in Nevada, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $193.5 million.

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

We have accumulated a substantial amount of recent data on acquisition costs, restoration costs and the amount of time required to convert an acquired single-family home to a rental property through our management platform and the experience of our founders over the past nearly years.

Property Stabilization

Unless it is already leased, before an acquired property becomes a revenue generating asset, we must possess, restore, market and lease the property. We refer to this process as property stabilization. The acquisition of properties involves the expenditure of capital in addition to payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, HOA fees (when applicable) and restoration costs. The time and cost involved in stabilizing our newly acquired properties impacts our financial performance and is affected by the amount of time it takes us to gain possession of a property, the amount of time and cost associated with property restoration and the amount of time it takes to market and lease the property. Our possession of each property we acquire can be delayed for a multitude of reasons beyond our control, including applicable statutory rights of redemption, rescission rights and legal challenges to our ownership or unauthorized occupants living in the property at the time of purchase. As part of our underwriting criteria, we typically estimate restoration costs to be 5% to 15% of the purchase price, although actual costs may vary significantly based on market, age and condition of the property and other factors. The time to restore a newly acquired property can vary significantly among properties for several reasons, including the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. Similarly, the time to market and lease a property is driven by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.

We anticipate that, on average, the stabilization period for each non-leased property that we acquire will range from 90 to 180 days. We expect that most properties that were not leased at the time of acquisition should be stabilized within six months thereafter and that properties owned for more than six months provide an indication of how our portfolio will perform over the long-term. As of June 30, 2013, we had 1,775 properties owned for six months or longer, of which 88% were leased. We acquire both vacant homes and homes subject to existing leases. To date, the remaining lease terms for homes acquired subject to existing leases at the date of acquisition have averaged approximately six months. Accordingly, a portion of these homes are expected to become vacant within six months of acquisition due to normal tenant turnover. Therefore, our leased rate of homes owned six months or greater is not fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.

Revenue

Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the three months ended June 30, 2013, approximately 82.8% of our total revenue was attributable to rental activity, 1.3% was attributable to management services and the remaining 15.9% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.

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

The growth of our portfolio has been significant in recent months, as we have increased the rate at which we acquire properties. When we commenced investment activities in May 2012, we began acquiring properties in Arizona, California and Nevada. More recently, we have also acquired properties in Colorado, Florida, Georgia, Illinois, Indiana, North Carolina, Ohio, South Carolina, Tennessee and Texas, and we are actively identifying other markets in which to invest.

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

The following table summarizes our acquisition and leasing activity from April 1, 2013 through June 30, 2013.

	Total Owned Properties as of March 31, 2013	Property Acquisitions Three Months Ended June 30, 2013	Total Owned Properties as of June 30, 2013	Percent of Properties Leased as of March 31, 2013(1)	Percent of Properties Leased as of June 30, 2013(1)
Self-managed properties	1,521	1,312	2,833	76%	68%
Preferred operator program properties (2)	1,010	246	1,256	100%	100%

Total properties	2,531	1,558	4,089	86%	78%

(1)	It may take up to six months to stabilize a property that was vacant at the time of its acquisition and for it to begin generating revenue. In addition, properties may be leased more than once in a given period. The amount presented represents the properties that were leased as of the end of the period.
(2)	We classify homes in our preferred operator program as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect such operator’s ability to pay rent to us under the lease. We are also eligible to receive percentage rents on a quarterly basis equal to a fixed percentage of gross revenue that the preferred operator collects from its residential sub-tenants who occupy the homes.

From April 1, 2013 to June 30, 2013, we acquired 1,558 single-family homes, of which 606 are in Texas, 256 are in North Carolina, 179 are in Arizona, 172 are in Indiana, 120 are in Tennessee, 79 are in Florida, 56 are in Illinois, 55 are in Georgia, 15 are in Ohio, 12 are in South Carolina, 4 are in California, 3 are in Colorado and 1 is in Nevada, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $193.5 million. For the period from July 1, 2013 to July 31, 2013, we acquired 446 single-family homes for a total purchase price of approximately $64.2 million and have contracted to acquire 760 single-family homes for a total purchase price of approximately $108.4 million, of which 749 homes are in Texas, 155 homes are in North Carolina, 109 homes are in Arizona, 74 homes are in Illinois, 44 homes are in Indiana, 42 homes are in Ohio, 17 homes are in Florida, 8 homes are in Georgia, 6 homes are in Nevada, 1 home is in California and 1 home is in South Carolina. We actively evaluate new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.

Expenses

Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of June 30, 2013, 1,256 of our properties were managed by local operators through our preferred operator program.

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

Non-Recurring Compensation Expenses

In connection with our initial private offering of common stock in May 2012, we issued 262,460 LTIP units to members of senior management which vest on the first to occur of (1) the date on which a “change in control” (as defined in our 2012 Equity Incentive Plan) occurs, (2) the date on which any shares of our common stock become registered with the SEC under Section 5 of the Securities Act and listed on a national securities exchange or (3) May 11, 2015. (See Note 7 to the June 30, 2013 unaudited condensed consolidated financial statements.) Upon the completion of our IPO in May 2013, a total of 262,460 LTIP units vested in accordance with our 2012 Equity Incentive Plan and we incurred approximately $3.1 million of non-cash stock compensation expense in general, administrative and other expense during the three months ended June 30, 2013 in accelerated vesting related to these shares.

We entered into employment agreements with our Chief Executive Officer and our President and Chief Operation Officer under which we were committed to pay bonuses relating to the registration and listing or the public issuance of our common stock. Each of the two executives was entitled to be paid a special cash bonus of $250,000 if, by April 30, 2013, we filed with the SEC a shelf registration statement relating to the registration of the shares sold in our initial private offering for resale in accordance with the terms set forth in the related registration rights agreements, and each of the two executives was entitled to be paid an additional special cash bonus of $250,000 if, prior to October 29, 2013, the shares sold in our initial private offering had become registered with the SEC and listed on a national securities exchange. During the three months ended June 30, 2013, because the criteria for the bonuses were fully satisfied, we paid, and recognized as compensation expense, bonuses totaling $1.0 million in connection with these obligations.

Results of Operations for the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

We believe our financial results during the three months ended June 30, 2013 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as the Company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations (unaudited) for the three months ended June 30, 2013 and 2012:

Income Statement Data

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,
	2013	2012
Revenue:
Rental revenue	$6,958	$4
Management services revenue	110	59
Interest and other	1,340	32

Total revenue	8,408	95

Expenses:
Property operating and maintenance	1,503	2
Real estate taxes	1,027	28
Homeowners’ association fees	365	—
Acquisition	1,674	21
Depreciation and amortization	4,638	7
General, administrative and other	6,676	1,220
Interest	682	—

Total expenses	16,565	1,278

Loss from continuing operations before equity in net income of unconsolidated ventures	(8,157)	(1,183)
Equity in net loss of unconsolidated ventures	(30)	—

Net loss and comprehensive loss	(8,187)	(1,183)

Net loss and comprehensive loss attributable to non-controlling interests	116	19

Net loss and comprehensive loss attributable to common stockholders	$(8,071)	$(1,164)

Rental Revenue

Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $7.0 million for the three months ended June 30, 2013 was comprised of approximately $5.0 million of rental revenue from self-managed properties and approximately $2.0 million of revenue from preferred operator program properties. As of June 30, 2013, approximately 78% of our properties were leased. Rental revenue for the three months ended June 30, 2012 was $4,000 as we commenced operations in May 2012 and acquired our first properties in late June 2012.

Management Services Revenue

Management services revenue was $0.1 million and $59,000 for the three months ended June 30, 2013 and 2012, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.

Interest and Other Revenue

Interest and other revenue was $1.3 million for the three months ended June 30, 2013 and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. For the three months ended June 30, 2012, interest and other revenue was $32,000 and includes interest income earned on cash balances held with financial institutions.

Property Operating and Maintenance

Property operating and maintenance expenses were $1.5 million for the three months ended June 30, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our June 30, 2013 unaudited condensed consolidated statement of operations. Property operating and maintenance expenses for the three months ended June 30, 2012 were approximately $2,000 as we commenced operations in May 2012.

Real Estate Taxes

Real estate taxes were $1.0 million for the three months ended June 30, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes for the three months ended June 30, 2012 were $28,000 as we commenced operations in May 2012.

Homeowners’ Association Fees

Homeowners’ association fees were $0.4 million for the three months ended June 30, 2013. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. There were no homeowners’ association fees for the three months ended June 30, 2012 as we commenced operations in May 2012.

Acquisition

Acquisition expenses were $1.7 million for the three months ended June 30, 2013. These expenses are transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses for the three months ended June 30, 2012 were $21,000 as we commenced operations in May 2012.

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to in-place lease intangibles, deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases. The following table summarizes our depreciation and amortization expense (amounts in thousands):

	For the Three Months Ended June 30,
	2013	2012
Depreciation of real estate portfolio	$3,160	$5
Depreciation of other assets	82	—
Amortization of in-place lease intangibles and other direct costs	1,396	2

Total depreciation and amortization	$4,638	$7

General, Administrative and Other

General, administrative and other expense was $6.7 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. These expenses include payroll expense, professional fees, insurance expense and office expenses. For the three months ended June 30, 2013, these expenses also include $3.6 million in non-cash stock compensation expense and $1.0 million in bonuses to our Chief Executive Officer and our President and Chief Operation Officer upon registration of shares sold in our initial private offering and upon completion of our IPO, pursuant to their respective employment agreements.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2013. Interest expense includes the amortization of deferred financing costs incurred in connection with our senior secured revolving credit facility, or the Credit Facility. There was no interest expense during the three months ended June 30, 2012.

Equity in Net Income of Unconsolidated Ventures

Equity in net loss of unconsolidated ventures was approximately $(30,000) for the three months ended June 30, 2013, and includes our proportionate share of income in Flatiron VI LLC, Siphon Draw LLC and Red Rock River LLC, all of which are Delaware limited liability companies that invest in residential mortgage loans. There was no equity in net income of unconsolidated ventures for the period ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013

The Company’s June 30, 2013 condensed consolidated financial statements and results of operations do not include a comparison to the six months ended June 30, 2012, because we were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We commenced investment activities in May 2012 upon completion of our initial private offering, acquiring our first homes in late June 2012. Through June 30, 2013, we acquired a total of 4,089 properties. We believe our financial results during the six months ended June 30, 2013 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as the Company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations (unaudited) for the six months ended June 30, 2013:

Income Statement Data

(amounts in thousands)

(unaudited)

Six Months Ended June 30, 2013
Revenue:
Rental revenue	$11,280
Management services revenue	214
Interest and other	2,161

Total revenue	13,655

Expenses:
Property operating and maintenance	2,426
Real estate taxes	1,524
Homeowners’ association fees	518
Acquisition	3,449
Depreciation and amortization	7,778
General, administrative and other	9,213
Interest	1,053

Total expenses	25,961

Loss from continuing operations before equity in net income of unconsolidated ventures	(12,306)
Equity in net income of unconsolidated ventures	60

Net loss and comprehensive loss	(12,246)

Net loss and comprehensive loss attributable to non-controlling interests	151

Net loss and comprehensive loss attributable to common stockholders	$(12,095)

Rental Revenue

Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $11.3 million for the six months ended June 30, 2013 was comprised of approximately $7.9 million of rental revenue from self-managed properties and approximately $3.4 million of revenue from preferred operator program properties. As of June 30, 2013, approximately 78% of our properties were leased.

Management Services Revenue

Management services revenue was $0.2 million for the six months ended June 30, 2013. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.

Interest and Other Revenue

Interest and other revenue was $2.2 million for the six months ended June 30, 2013 and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions.

Property Operating and Maintenance

Property operating and maintenance expenses were $2.4 million for the six months ended June 30, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our June 30, 2013 unaudited condensed consolidated statement of operations.

Real Estate Taxes

Real estate taxes were $1.5 million for the six months ended June 30, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue.

Homeowners’ Association Fees

Homeowners’ association fees were $0.5 million for the six months ended June 30, 2013. Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements.

Acquisition

Acquisition expenses were $3.4 million for the six months ended June 30, 2013. These expenses are transaction costs incurred in connection with the acquisition of properties with existing leases, including but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition).

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to in-place lease intangibles, deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases. The following table summarizes our depreciation and amortization expense (amounts in thousands):

For the Six Months Ended June 30,
2013
Depreciation of real estate portfolio	$5,219
Depreciation of other assets	121
Amortization of in-place lease intangibles and other direct costs	2,438

Total depreciation and amortization	$7,778

General, Administrative and Other

General, administrative and other expense was $9.2 million during the six months ended June 30, 2013. These expenses include payroll expense, professional fees, insurance expense and office expenses. During the six months ended June 30, 2013, these expenses also include $4.3 million in non-cash stock compensation expense and $1.0 million in bonuses to our Chief Executive Officer and our President and Chief Operation Officer upon registration of shares sold in our initial private offering and upon completion of our IPO, pursuant to their respective employment agreements.

Interest Expense

Interest expense was $1.1 million during the six months ended June 30, 2013 and also includes the amortization of deferred financing costs incurred in connection with our senior secured revolving credit facility, or the Credit Facility.

Equity in Net Income of Unconsolidated Ventures

Equity in net income of unconsolidated ventures was approximately $60,000 during the six months ended June 30, 2013 and includes our proportionate share of income in Flatiron VI LLC, Siphon Draw LLC and Red Rock River LLC, all of which are Delaware limited liability companies that invest in residential mortgage loans. There was no equity in net income of unconsolidated ventures for the period ended June 30, 2012.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our final prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to the June 30, 2013 unaudited condensed consolidated financial statements.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments on incurred indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. On homes that are currently leased or that are acquired with an in-place lease, we expect to incur between $1,500 to $2,500 in restoration costs on average, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease up acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

Our liquidity and capital resources as of June 30, 2013 consisted of cash and cash equivalents of $58.5 million, including $0.4 million held by designated brokers to facilitate the acquisition of properties.

On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

During the sixth months ended June 30, 2013, we had borrowed approximately $109 million under the Credit Facility. Proceeds from the IPO were used to repay the outstanding balance. As of June 30, 2013, no amounts were outstanding and $122.5 million was available under the Credit Facility. In the future, we expect to prudently finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.

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

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2013 was $2.2 million and was primarily the result of our net loss of $12.2 million for the quarter and increase in other assets, net of $1.7 million offset by the add back of depreciation and amortization of $7.8 million, stock compensation expense of $4.3 million, and an increase in accounts payable, accrued expenses and other liabilities of $4.5 million. Cash used in operating activities in the period March 30, 2012 (inception) to June 30, 2012 of $0.5 million was primarily the result of our net loss of $1.2 million offset by the add back of stock compensation expense of $0.6 million.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2013 was $308.8 million and was primarily the result of property acquisitions, renovations on newly acquired properties and additional investments in mortgage financing. We utilized $257.2 million for property acquisitions, including the purchase price and the value of any in-place leases, $5.9 million in capital improvements, of which $4.5 million was related to initial renovations on newly acquired properties and $1.4 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was $112,110 for acquisitions that occurred in the six months ended June 30, 2013. The average renovation cost per home was $9,348 for acquisitions that occurred in the six months ended June 30, 2013.

We invested $33.9 million in mortgage financings, offset by $9.3 million in repayments of mortgage financings.

We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs, primarily comprised of payroll expense) that improve and extend their useful lives are also capitalized and allocated to building costs.

Cash used in investing activities in the period March 30, 2012 (inception) to June 30, 2012 of $10.3 million was primarily the result of property acquisitions.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2013 was $263.5 million and was primarily attributable to proceeds of $288.5 million from the sale of shares of our common stock in our IPO, completed in May 2013, and private placement in January 2013, offset by $22.6 million in common stock issuance transaction costs related to our IPO and deferred financing costs paid of $2.4 million related to the Credit Facility.

We intend to elect and qualify to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of June 30, 2013, no dividends have been declared.

Cash provided by financing activities in the period March 30, 2012 (inception) to June 30, 2012 of $208.7 million was attributable to proceeds of $224.1 million from the sale of shares of our common stock in the May 2012 initial private offering offset by $15.4 million in offering transaction costs.

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

Contractual Obligations

During the first six months of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our final prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013.

The following table provides information with respect to our commitments as of June 30, 2013, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease(1)	$167	$600	$612	$623	$635	$647	$3,284

Property acquisition obligations(2)	114,926	—	—	—	—	—	114,926

	$115,093	$600	$612	$623	$635	$647	$118,210

(1)	Includes operating lease for corporate office space at 7047 East Greenway Parkway, Scottsdale, Arizona.
(2)	Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of June 30, 2013. Acquisition deposits were paid through June 30, 2013 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to Funds From Operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013
Net loss	$(8,187)	$(1,183)	$(12,246)
Add: Depreciation and amortization of real estate assets	4,556	7	7,657

FFO	$(3,631)	$(1,176)	$(4,589)

FFO attributable to common stockholders (1)	$(3,580)	$(1,157)	$(4,533)

FFO per share of common stock, basic and diluted	$(0.14)	$(0.10)	$(0.21)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	25,651,231	11,199,757	22,053,021

(1)	Based on a weighted-average interest in the Company’s operating partnership of approximately 98.60%, 98.37% and 98.77% for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013, respectively.

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

As of June 30, 2013, no amounts were outstanding and $122.5 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based on LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

None.

Use of Proceeds from Registered Securities

Our registration statement on Form S-11, as amended (Registration No. 333-187450) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of shares of our common stock, $0.01 par value per share, registered 15,755,000 shares to be sold by us, 500 shares to be sold by the sole selling stockholder and 12,842,040 shares to be sold by selling stockholders on a continuing basis following completion of the Offering and was declared effective by the SEC on May 8, 2013. We sold a total of 13,700,000 shares of our common stock in the Offering for gross proceeds of approximately $287.7 million. We did not receive any proceeds from the sale of 500 shares of our common stock and will not receive any proceeds from the sale of 12,842,040 shares of our common stock by the selling stockholders named in the Registration Statement. The Offering was completed on May 14, 2013. As of the date of filing this report, the Offering has terminated and all of the securities registered for sale by us pursuant to the Registration Statement have been sold. The joint book-running managers of the Offering were Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, FBR Capital Markets & Co. and Jefferies LLC. The co-managers of the Offering were Raymond James & Associates, Inc. and Zelman Partners LLC. The expenses of the Offering incurred by us were as follows (in millions):

Underwriting discounts and commissions	$18.7
Structuring fee payable to certain of the underwriters	1.4
Expenses paid to or for our underwriters	0.3
Other expenses	2.2

Total underwriting discounts and expenses	$22.6

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10 percent) or more of our shares of common stock; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $265.1 million, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us. Upon completion of the Offering, we contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units of our Operating Partnership. We used approximately $109.0 million of the net proceeds to repay the outstanding balance under our senior secured revolving credit facility. As of June 30, 2013, we have used an additional $108.8 million to acquire, restore, lease and manage single-family homes as rental properties, to provide short-term private mortgage financing secured by interests in single-family homes and for general business purposes. We intend to use the balance of the net proceeds to acquire, restore, lease and manage single-family homes as rental properties, to provide short-term private mortgage financing secured by interests in single-family homes and for general business purposes. Prior to the full deployment of the net proceeds of the Offering as described above, we may invest the undeployed net proceeds in interest-bearing, short-term, investment-grade securities or money market accounts consistent with our intention to qualify as a REIT for federal income tax purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: August 14, 2013	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: August 14, 2013	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2	Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3	Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.