Form 10-Q
period 2013-09-30
American Residential Properties, Inc.
filed 2013-11-14
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35899
_______________________________________
AMERICAN RESIDENTIAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

Maryland	45-4941882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7047 East Greenway Parkway, Suite 350 Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)
(480) 474-4800
(Registrant’s telephone number, including area code)
 _______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2013, there were 32,170,434 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN RESIDENTIAL PROPERTIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and the Three Months ended September 30, 3012 and for the Period March 30, 2012 (inception) through September 30, 2012 (unaudited)	5
	Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2013 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and for the Period from March 30, 2012 (inception) to September 30, 2012 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4.	Controls and Procedures.	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Mine Safety Disclosures.	37

Item 5.	Other Information.	37

Item 6.	Exhibits.	37

Signatures		39

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Investment in real estate:
Land	$141,827	$44,381
Building and improvements	540,446	171,598
Furniture, fixtures and equipment	6,175	1,994
	688,448	217,973
Less: accumulated depreciation	(11,551)	(1,277)
Investment in real estate, net	676,897	216,696
Mortgage financings	39,473	13,025
Cash and cash equivalents	24,321	101,725
Acquisition deposits	1,406	217
Rents and other receivables, net	2,756	1,703
Due from related party	21	26
Deferred leasing costs and lease intangibles, net	2,243	1,576
Deferred financing costs, net	3,761	44
Investment in unconsolidated ventures	27,112	10,060
Goodwill	3,500	3,500
Other, net	3,072	855
Total assets	$784,562	$349,427
Liabilities and Equity
Liabilities:
Revolving credit facility	$170,000	$—
Accounts payable and accrued expenses	10,867	2,438
Security deposits	2,774	626
Prepaid rent	849	132
Total liabilities	184,490	3,196
Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value, 500,000,000 shares authorized; 32,170,434 and 18,387,257 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	322	184
Additional paid-in capital	612,770	346,851
Accumulated deficit	(22,745)	(6,139)
Total American Residential Properties, Inc. stockholders’ equity	590,347	340,896
Non-controlling interests	9,725	5,335
Total equity	600,072	346,231
Total liabilities and equity	$784,562	$349,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 30, (inception) to September 30,
	2013	2012	2013	2012
Revenue:
Self-managed rental revenue	$7,520	$497	$15,430	$501
Preferred operator rental revenue	1,948	—	5,318	—
Management services (related party)	113	86	327	145
Interest and other	1,488	83	3,649	115
Total revenue	11,069	666	24,724	761
Expenses:
Property operating and maintenance	2,489	336	4,915	338
Real estate taxes	1,791	205	3,315	233
Homeowners’ association fees	228	119	746	119
Acquisition	301	305	3,750	326
Depreciation and amortization	6,589	415	14,367	422
General, administrative and other	3,105	1,714	12,319	2,934
Interest	1,204	—	2,257	—
Total expenses	15,707	3,094	41,669	4,372
Loss from continuing operations before equity in net income of unconsolidated ventures	(4,638)	(2,428)	(16,945)	(3,611)
Equity in net income of unconsolidated ventures	50	—	110	—
Net loss and comprehensive loss	(4,588)	(2,428)	(16,835)	(3,611)
Net loss and comprehensive loss attributable to non-controlling interests	73	40	229	59
Net loss and comprehensive loss attributable to common stockholders	$(4,515)	$(2,388)	$(16,606)	$(3,552)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.14)	$(0.21)	$(0.65)	$(0.32)
Weighted-average number of shares of common stock outstanding	32,124,857	11,199,757	25,447,193	11,199,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
For the Nine Months Ended September 30, 2013
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	18,387,257	$184	$—	$346,851	$(6,139)	$5,335	$346,231
Issuance of common stock	13,737,600	137	—	265,756	—	—	265,893
Net loss	—	—	—	—	(16,606)	(229)	(16,835)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation	45,577	1	—	163	—	4,619	4,783
Balance, September 30, 2013	32,170,434	$322	$—	$612,770	$(22,745)	$9,725	$600,072
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30, 2013	Period from March 30, 2012 (inception) to September 30, 2012
Operating activities
Net loss	$(16,835)	$(3,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,367	422
Amortization of stock-based compensation	4,783	1,409
Amortization of deferred financing costs	911	—
Bad debt expense	1,229	10
Straight line rent revenue	(519)	—
Equity in net income of unconsolidated ventures	(110)	—
Distributions from unconsolidated ventures	110	—
Changes in operating assets and liabilities:
Rent and other receivables, net	(1,763)	(379)
Due from related party	5	(145)
Deferred leasing costs	(1,133)	(75)
Other assets, net	(2,455)	(403)
Accounts payable and accrued expenses	10,464	1,455
Net cash provided by (used in) operating activities	9,054	(1,317)
Investing activities:
Improvements of real estate	(14,492)	(907)
Property acquisitions, including acquired in-place leases	(458,542)	(84,910)
Investment in mortgage financings	(48,942)	(2,111)
Repayments from mortgage financings	22,494	91
Contributions to unconsolidated ventures	(18,000)	—
Distributions from unconsolidated ventures	948	—
Increase in acquisition deposits	(1,189)	(409)
Net cash used in investing activities	(517,723)	(88,246)
Financing activities:
Borrowings under revolving credit facility	279,000	—
Repayments of revolving credit facility	(109,000)	—
Proceeds from issuance of common stock	288,471	223,879
Common stock issuance transaction costs	(22,578)	(15,180)
Deferred financing costs paid	(4,628)	—
Net cash provided by financing activities	431,265	208,699
Net (decrease) increase in cash and cash equivalents	(77,404)	119,136
Cash and cash equivalents—beginning of period	101,725	—
Cash and cash equivalents—end of period	$24,321	$119,136
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses for additions to investments in real estate	$1,042	$170
Cash paid for interest	$1,201	$—
Acquisition of management company business in exchange for operating partnership units	$—	$3,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1.	Company’s Organization and Operations
As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. As of September 30, 2013, we own 5,440 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas. We conduct substantially all of our operations through (1) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.4% interest as of September 30, 2013 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (2) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary.
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
The Company’s September 30, 2013 condensed consolidated financial statements and results of operations include a comparison to the period from March 30, 2012 (inception) through September 30, 2012. We were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We consider May 11, 2012, the closing date of our initial private offering and of our acquisition of the ARM assets, to be the date on which we first commenced investment activities.
We have made an election to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2012. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period from March 30, 2012 (inception) through December 31, 2012, included in the Company’s prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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
We sometimes acquire portfolios of leased properties from established local operators through our “preferred operator” program. In this program, we acquire portfolios of leased properties for which the operator retains day-to-day management responsibilities pursuant to a longer-term lease. In these arrangements, the operator is responsible for all property-related expenses and we receive payments from the operator that escalate over the term of the lease. In-place lease intangibles associated with the preferred operator program are valued based on management’s estimates of lost rent and carrying costs. In-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the three or nine months ended September 30, 2013, the three months ended September 30, 2012 or the period from March 30, 2012 (inception) through September 30, 2012.
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
Mortgage loans as of September 30, 2013 include approximately $38.0 million of short-term loans with a weighted-average interest rate of approximately 11.9% and a weighted-average remaining term of approximately 106 days and approximately $1.5 million in long-term loans with a weighted-average interest rate of approximately 8.0% and a weighted-average remaining term of approximately 29 years.
Rents and Other Receivables, Net
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants, preferred operators or borrowers to make required rent or other payments. This allowance is estimated based on payment history and current credit status. If a tenant, preferred operator or borrower fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent, interest or principal and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits. Mortgage loans are secured by single-family homes. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted.
Our rents and other receivables for self-managed and preferred operator program homes are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $0.4 million and $0.5 million, respectively, for a total of $0.9 million as of September 30, 2013. The allowance for doubtful accounts was $41,000 as of December 31, 2012.
We recorded a provision for doubtful accounts for self-managed homes of approximately $0.4 million and $0.8 million for the three and nine months ended September 30, 2013, respectively. We recorded a provision for doubtful accounts for preferred operator program homes of approximately $0.4 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. The total provision for doubtful accounts was approximately $0.8 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. We recorded a provision for doubtful accounts for self-managed homes of approximately $10,000 and $10,000 for the three months ended September 30, 2012 and the period from March 30, 2012 (inception) through September 30, 2012, respectively. There was no provision for doubtful accounts recorded for preferred operator program homes in 2012.
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

Income Taxes
We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our short taxable year ended December 31, 2012. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income.
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
Comprehensive Loss
Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and for the period from March 30, 2012 (inception) through September 30, 2012.
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

3.	Lease Intangibles
Our identifiable intangible assets as of September 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Acquired in-place leases	$5,286	$1,897
Less: accumulated amortization	(3,851)	(453)
Intangible lease assets, net	$1,435	$1,444
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $1.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $3.4 million and $0.1 million for the nine months ended September 30, 2013 and for the period March 30, 2012 (inception) through September 30, 2012, respectively.

4.	Debt
In January 2013, we entered into a $150 million senior secured revolving credit facility, or the Original Credit Facility, with a syndicate of major national banks. In September 2013, we entered into an amended and restated $340 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks, which amended and restated in its entirety the $150 million Original Credit Facility. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $500 million thereunder if certain criteria are met. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. As of September 30, 2013, we were in compliance with all of the financial covenants of the Credit Facility.

The Credit Facility matures in January 2015 and has an optional one-year extension (assuming our compliance with applicable covenants). Borrowings under the Credit Facility bear interest, at our option, at either the one-month, two-month, three-month or six-month Eurodollar rate or the base rate, plus, in each case, a spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. The Eurodollar rate for an interest period is the London Interbank Offered Rate, or LIBOR, for a term equivalent to such period plus a spread ranging from 2.50% to 3.25% (determined as described in the preceding sentence) and the base rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's "prime rate" for such day and (c) the one-month Eurodollar rate plus 1.00% plus a spread ranging from 1.50% to 2.25% (determined as described in the preceding sentence). We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three and nine months ended September 30, 2013, the Company incurred non-utilization fees of $0.1 million and $0.4 million, respectively.
Prior to the completion of our IPO on May 14, 2013, $109.0 million was outstanding under the Original Credit Facility. Proceeds from the IPO were utilized to repay the entire outstanding balance. As of September 30, 2013, $170.0 million was outstanding under the Credit Facility, bearing weighted-average interest at a rate of 2.68%, with remaining availability of $73.0 million. Subsequent to September 30, 2013, we borrowed an additional $40.0 million.
As a result of entering into the Original Credit Facility and the Credit Facility, we incurred aggregate costs of $4.7 million which have been deferred and are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. The Company amortized $0.4 million and $0.9 million of deferred financing costs for the three and nine months ended September 30, 2013, respectively.

5.	Earnings (Loss) Per Share
Basic net income or loss attributable to common stockholders is computed by dividing reported net income or loss attributable to common stockholders by the weighted-average number of common and contingently issuable shares outstanding during each period.
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,	March 30, 2012 (inception) to September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(4,515)	$(2,388)	$(16,606)	$(3,552)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,124,857	11,199,757	25,447,193	11,199,757
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.21)	$(0.65)	$(0.32)
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were OP and vested LTIP units, unvested LTIP units, and unvested restricted stock. The weighted-average number of shares of potentially dilutive securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	March 30, 2012 (inception) to September 30,
	2013	2012	2013	2012
OP and vested LTIP units	520,274	185,490	357,969	185,490
Unvested LTIP units	182,577	464,432	333,540	464,432
Unvested restricted stock	46,827	—	23,842	—
Potentially dilutive shares	749,678	649,922	715,351	649,922

6.	Stockholders’ Equity
On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at a public offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

7.	Stock Compensation
We award stock-based compensation to certain employees and members of our Board of Directors through the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of September 30, 2013, there were 915,240 shares of our common stock available for grant under our 2012 Equity Incentive Plan.
Upon completion of our IPO in May 2013, our Board of Directors awarded an aggregate of 416,665 LTIP units and shares of restricted common stock to senior management. In May 2013, we issued 21,429 LTIP units and 30,952 shares of restricted common stock pursuant to these awards. In November 2013, we issued 338,094 performance-based LTIP units pursuant to these awards.
We recorded stock-based compensation cost of approximately $0.5 million and $4.8 million as part of general, administrative and other expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2013, respectively. The stock-based compensation cost recorded during the three months ended September 30, 2012 and for the period March 30, 2012 (inception) through September 30, 2012 was $0.8 million and $1.4 million, respectively.
LTIP Units
Under our 2012 Equity Incentive Plan, we may grant LTIP units. LTIP units are a special class of partnership interests in our Operating Partnership with certain restrictions, which are convertible into Operating Partnership units, or OP units, subject to satisfying vesting and other conditions. LTIP unit holders are entitled to receive the same distributions as holders of our OP units (only if we pay such distributions) on the unvested portion of their LTIP units. The vesting of LTIP units is determined at the time of the grant and may be based on performance criteria. Any unvested LTIP units are forfeited, except in limited circumstances, as determined by the Compensation Committee of our Board of Directors, when the recipient is no longer employed by us or when a director leaves our Board of Directors for any reason. LTIP units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement. LTIP units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, which approximates a straight-line basis. We valued the LTIP units at a per-unit value equivalent to the per-share offering price of our common stock sold in our private and public offerings less a discount for lack of marketability estimated with the assistance of a third-party consultant.
The following table summarizes information about the LTIP units outstanding as of September 30, 2013:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2012	10,490	493,432	503,922	$17.00
Granted	—	35,261	35,261	$16.72
Vested	334,785	(334,785)	—	$17.00
Converted	—	—	—	—
Canceled	—	—	—	—
Balance, September 30, 2013	345,275	193,908	539,183	$16.98
Upon the completion of our IPO in May 2013, a total of 262,460 LTIP units vested in accordance with the 2012 Equity Incentive Plan.
Total unrecognized compensation cost related to unvested LTIP units totaled approximately $2.6 million as of September 30, 2013, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.8 years, subject to the stated vesting conditions.

Restricted Stock
Under our 2012 Equity Incentive Plan, we may grant restricted shares of our common stock. Restricted shares of our common stock are valued at fair value on the date of the grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, which approximates a straight-line basis.
The following table summarizes information about the shares of restricted common stock outstanding as of September 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2012	—	—
Granted	46,827	$21.00
Vested	—	—
Canceled	(1,250)	$21.00
Unvested at September 30, 2013	45,577	$21.00
Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.8 million as of September 30, 2013, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.5 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2013 and December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
In connection with the closing of our initial private offering on May 11, 2012, we acquired from ARM the proprietary, vertically integrated real estate acquisition and management platform that Mr. Schmitz and Ms. Hawkes developed in exchange for 175,000 OP units, valued at $3.5 million, representing a 1.5% limited partnership interest in our Operating Partnership, and approximately $85,000 in cash. The OP units were valued at $20 per unit, equivalent to the offering price per share of our common stock sold in our initial private offering.
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
We earned approximately $0.1 million and $86,000 in property management fees during the three months ended September 30, 2013 and 2012, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2013 and for the period from March 30, 2012 (inception) through September 30, 2012, respectively, under the prior and current management agreements, which are included in management services (related party) in our condensed consolidated statement of operations and comprehensive loss. Accounts receivable of approximately $21,000 and $26,000 due from Phoenix Fund and ARM are included in due from related party in our condensed consolidated balance sheet at September 30, 2013 and December 31, 2012, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

10.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheet.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of September 30, 2013, there were 520,275 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.6% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 345,275 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.6% and 1.6% for the three months ended September 30, 2013 and 2012, respectively, and 1.4% and 1.6% for the nine months ended September 30, 2013 and for the period from March 30, 2012 (inception) through September 30, 2012, respectively.

11.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of September 30, 2013.

Accepted Purchase Offers
As of September 30, 2013, we have committed to purchase rental properties totaling approximately $49.8 million. These are offers to purchase rental properties that were accepted by the sellers but not closed as of September 30, 2013.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.
Concentrations
Approximately 52.6% of our properties are located in Arizona and Texas, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.
Executive Bonus
We entered into employment agreements with our Chief Executive Officer and our President and Chief Operating Officer under which we were committed to pay bonuses relating to the registration and listing or the public issuance of our common stock. Each of the two executives was entitled to be paid a special cash bonus of $250,000 if, by April 30, 2013, we filed with the SEC a shelf registration statement relating to the registration of the shares sold in our initial private offering for resale in accordance with the terms set forth in the related registration rights agreements, and each of the two executives was entitled to be paid an additional special cash bonus of $250,000 if, prior to October 29, 2013, the shares sold in our initial private offering had become registered with the SEC and listed on a national securities exchange. During the three months ended June 30, 2013, the criteria for the bonuses were fully satisfied and we paid, and recognized as compensation expense, bonuses totaling $1 million in connection with these obligations.

12.	Subsequent Events
For the period from October 1, 2013 to October 31, 2013, we acquired 217 single-family homes for a total purchase price of approximately $31.5 million and have contracted to acquire 302 single-family homes for a total purchase price of approximately $43.6 million. Additionally, for the period from October 1, 2013 to October 31, 2013, we funded approximately $8.8 million in private mortgage loans.
On November 7, 2013, we entered into a mutual release agreement to terminate the master leases with one of our preferred operators. We have taken operational control of the Company-owned properties, which the preferred operator had been operating pursuant to the leases, and transferred the 280 homes into our self-managed portfolio, of which 138 homes are in Florida, 131 homes are in Georgia and 11 homes are in North Carolina.

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
As of September 30, 2013, we owned 5,440 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $698.1 million, and we managed an additional 609 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from October 1, 2013 to October 31, 2013, we acquired 217 single-family homes for a total purchase price of approximately $31.5 million and have contracted to acquire 302 single-family homes for a total purchase price of approximately $43.6 million, of which 203 homes are in Texas, 85 homes are in North Carolina, 69 homes are in Illinois, 63 homes are in Tennessee, 41 homes are in Arizona, 17 homes are in Georgia, 13 homes are in Ohio, 12 homes are in Indiana, 7 homes are in Florida, 4 homes are in Nevada, 4 homes are in South Carolina and 1 home is in California. We actively evaluate new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.
Our primary business strategy is to acquire, restore, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. We employ a disciplined and focused approach to evaluating acquisition opportunities, considering the mix of rent yield and future home price appreciation potential when selecting a market and investment. Our strategic aggregation of single-family homes provides a strong foundation for creating long-term home price appreciation in our portfolio. We believe our founders’ five years of direct experience in the single-family rental sector provides us with the expertise to successfully execute our business strategy nationally to institutional standards. We have the infrastructure to acquire large numbers of properties through multiple acquisition channels. We source individual properties through auctions and brokers, and portfolios of properties through brokerages or directly from operators, investors or banks, and, in the future, we may source assets from these channels and government-sponsored entities, or GSEs. We have the experience and resources necessary to restore homes to “rent-ready” condition in an efficient and cost-effective manner, to a standard that we believe appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants. We believe that our vertically integrated acquisition and management platform is critical to executing our strategy.
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing strategy that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of September 30, 2013, our private mortgage portfolio had an aggregate outstanding principal balance of $38.0 million, a weighted-average interest rate of 11.9% per annum and a weighted-average remaining term of 106 days. We also owned an additional $1.5 million in long-term mortgage investments. Additionally, for the period from October 1, 2013 to October 31, 2013, we funded approximately $8.8 million in private mortgage loans.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. Over time, we expect that the proportion of our total assets invested in self-managed properties, properties leased to and managed by third-party preferred operators and in private mortgage financings will vary depending upon available investment opportunities and other factors. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of September 30, 2013 after giving effect to vested and unvested LTIP awards, including those we committed to award upon completion of the IPO.
We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our short taxable year ended December 31, 2012. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $18.6 trillion, according to the 2013 second quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.
We believe that there has been an over-correction in residential housing prices in certain housing markets from their historic peak, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can purchase at potentially attractive pricing. The current housing market environment across our current markets, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, North Carolina, Nevada, Ohio, South Carolina, Tennessee and Texas, remains highly attractive for single-family home acquisition and rental. We are able to acquire homes at favorable pricing, and the potential supply remains strong.
Property Portfolio
The following three tables present summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of September 30, 2013, in descending order of aggregate investment. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes - Summary Statistics
(September 30, 2013)

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home (1)	Percentage Leased (2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,363	$193,504,008	$141,969	78%	16	1,714
Houston, TX	830	$116,068,279	$139,841	74%	5	1,832
Dallas-Fort Worth, TX	455	$69,675,534	$153,133	43%	11	2,047
Chicago, IL	437	$57,152,850	$130,785	100%	55	1,427
Inland Empire, CA	213	$37,640,487	$176,716	94%	15	1,915
Other Texas	213	$35,050,324	$164,556	23%	8	1,933
Raleigh, NC	189	$27,086,412	$143,314	76%	8	1,706
Winston-Salem, NC	207	$25,722,036	$124,261	84%	11	1,378
Indianapolis, IN	470	$24,202,903	$51,496	97%	59	1,212
Charlotte, NC-SC	146	$20,925,919	$143,328	21%	8	1,914
Atlanta, GA	230	$18,724,273	$81,410	87%	20	1,594
Florida	226	$17,005,040	$75,244	89%	11	1,303
Nashville, TN	121	$11,382,490	$94,070	90%	9	1,465
Other California	82	$10,309,585	$125,727	82%	35	1,336
Las Vegas, NV	66	$6,869,833	$104,088	92%	14	1,544
Other MSA/Metro Divisions	192	$26,796,381	$139,564	33%	8	1,593
Total/Weighted Average	5,440	$698,116,354	$128,330	75%	19	1,662

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

Portfolio of Self Managed Single-Family Homes - Summary Statistics
(September 30, 2013)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (1)	Average Capital Expenditures Per Home (2)	Average Investment Per Home (3)	Aggregate Investment	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (4)
Phoenix, AZ	1,197	$147,607	$4,705	$152,312	$182,317,042	75%	11	1,780	$1,046	8.5%
Houston, TX	830	$137,555	$2,286	$139,841	$116,068,279	74%	5	1,832	$1,262	11.3%
Dallas-Fort Worth, TX	455	$149,351	$3,782	$153,133	$69,675,534	43%	11	2,047	$1,437	11.2%
Inland Empire, CA	213	$156,692	$20,024	$176,716	$37,640,487	94%	15	1,915	$1,391	9.5%
Other Texas	213	$160,513	$4,043	$164,556	$35,050,324	23%	8	1,933	$1,443	11.0%
Raleigh, NC	189	$140,407	$2,907	$143,314	$27,086,412	76%	8	1,706	$1,207	10.1%
Winston-Salem, NC	207	$122,792	$1,469	$124,261	$25,722,036	84%	11	1,378	$1,086	10.5%
Charlotte, NC-SC	135	$143,651	$3,059	$146,710	$19,805,819	15%	8	1,919	$1,335	10.2%
Nashville, TN	121	$93,496	$574	$94,070	$11,382,490	90%	9	1,465	$1,110	14.4%
Florida	88	$118,166	$2,943	$121,109	$10,657,592	73%	16	1,582	$1,067	10.9%
Other California	82	$108,437	$17,290	$125,727	$10,309,585	82%	35	1,336	$1,042	9.8%
Atlanta, GA	67	$104,966	$4,713	$109,679	$7,348,463	57%	19	1,807	$1,068	12.0%
Las Vegas, NV	52	$104,458	$9,327	$113,785	$5,916,822	90%	6	1,627	$1,052	11.0%
Indianapolis, IN	36	$100,014	$828	$100,842	$3,630,300	64%	10	1,558	$1,163	14.1%
Other MSA/Metro Divisions	192	$136,752	$2,812	$139,564	$26,796,381	33%	8	1,593	$1,019	11.0%
Total/Weighted Average	4,077	$139,968	$4,601	$144,569	$589,407,566	66%	10	1,781	$1,173	10.0%

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of September 30, 2013. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

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

Portfolio of Preferred Operator Program Single-Family Homes - Summary Statistics
(September 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Aggregate Investment	Percentage Leased (2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us (3)	Annual Rent as a Percentage of Average Investment Per Home (4)
Chicago, IL	437	$130,785	$57,152,850	100%	55	1,427	$789	7.2%
Indianapolis, IN	434	$47,402	$20,572,602	100%	63	1,183	$356	9.0%
Atlanta, GA	163	$69,790	$11,375,811	100%	21	1,507	$465	8.0%
Phoenix, AZ	166	$67,391	$11,186,966	100%	47	1,236	$449	8.0%
Florida	138	$45,996	$6,347,448	100%	9	1,126	$307	8.0%
Charlotte, NC-SC	11	$101,827	$1,120,100	100%	6	1,859	$679	8.0%
Las Vegas, NV	14	$68,072	$953,011	100%	41	1,236	$454	8.0%
Total/Weighted Average	1,363	$79,757	$108,708,788	100%	47	1,307	$518	7.8%

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
The following three tables present summary statistics of our portfolio of single-family homes we owned for at least six months as of September 30, 2013, in descending order of number of homes. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(September 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Homes Leased	Homes Vacant (2)	Percentage Leased
Phoenix, AZ	1,045	$131,890	911	134	87%
Chicago, IL	304	$130,779	304	—	100%
Indianapolis, IN	265	$53,626	260	5	98%
Inland Empire, CA	209	$176,872	198	11	95%
Atlanta, GA	169	$71,111	163	6	96%
Florida	138	$45,996	138	—	100%
Winston-Salem, NC	118	$119,637	116	2	98%
Other California	82	$125,727	67	15	82%
Dallas-Fort Worth, TX	78	$162,397	66	12	85%
Las Vegas, NV	63	$103,616	59	4	94%
Houston, TX	24	$119,698	21	3	88%
Charlotte, NC-SC	11	$101,827	11	—	100%
Raleigh, NC	6	$209,195	5	1	83%
Other MSA/Metro Divisions	19	$94,569	17	2	90%
Total/Weighted Average	2,531	$117,641	2,336	195	92%

(1)	Represents average purchase price plus average capital expenditures.

(2)	As of September 30, 2013, 139 homes were available for rent and 56 homes were undergoing renovation.

Portfolio of Self-Managed Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(September 30, 2013)

								Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (1)	Average Capital Expenditure Per Home (2)	Average Investment Per Home (3)	Homes Leased	Homes Vacant (4)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (5)
Phoenix, AZ	887	$139,013	$4,348	$143,361	753	134	85%	$1,031	8.6%
Inland Empire, CA	209	$156,999	$19,873	$176,872	198	11	95%	$1,392	9.5%
Winston-Salem, NC	118	$119,283	$354	$119,637	116	2	98%	$1,093	11.0%
Other California	82	$108,437	$17,290	$125,727	67	15	82%	$1,042	9.8%
Dallas-Fort Worth, TX	78	$158,536	$3,861	$162,397	66	12	85%	$1,469	11.2%
Las Vegas, NV	50	$103,937	$9,397	$113,334	46	4	92%	$1,047	11.0%
Atlanta, GA	28	$67,013	$6,902	$73,915	22	6	79%	$895	14.3%
Houston, TX	24	$119,311	$387	$119,698	21	3	88%	$1,154	11.6%
Indianapolis, IN	20	$101,695	$1,016	$102,711	15	5	75%	$1,169	13.5%
Raleigh, NC	6	$197,068	$12,127	$209,195	5	1	83%	$1,479	9.3%
Other MSA/Metro Divisions	19	$92,936	$1,633	$94,569	17	2	90%	$1,011	12.7%
Total/Weighted Average	1,521	$135,675	$6,951	$142,626	1,326	195	87%	$1,116	9.4%

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of September 30, 2013. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

(4)	As of September 30, 2013, 139 homes were available for rent and 56 homes were undergoing renovation.

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

Portfolio of Preferred Operator Program Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(September 30, 2013)

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Percentage Leased (2)	Average Monthly Rent Per Home Paid by Preferred Operator to Us	Annual Rent as a Percentage of Average Investment Per Home (3)
Chicago, IL	304	$130,751	100%	$801	7.3%
Indianapolis, IN	245	$49,619	100%	$372	9.0%
Phoenix, AZ	158	$67,643	100%	$451	8.0%
Atlanta, GA	141	$70,554	100%	$470	8.0%
Florida	138	$45,996	100%	$307	8.0%
Las Vegas, NV	13	$67,901	100%	$453	8.0%
Charlotte, NC-SC	11	$101,827	100%	$679	8.0%
Total/Weighted Average	1,010	$80,090	100%	$523	7.8%

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
Highlights of Third Quarter of 2013
Amended and Restated Credit Facility
In September 2013, we amended and restated the credit agreement governing our senior secured revolving credit facility with a syndicate of major national banks to, among other things, increase the maximum borrowing capacity of the facility from $150 million to $340 million. The credit facility has an accordion feature that allows us to increase the capacity to $500 million subject to meeting certain criteria and obtaining additional commitments from lenders. The facility matures in January 2015, has an optional one-year extension (assuming our compliance with applicable covenants) and bears interest, at our option, at a rate of LIBOR plus a spread ranging from 2.50% to 3.25% based on a ratio of total indebtedness to total asset value or a base rate plus a spread ranging from 1.50% to 2.25% based on a ratio of total indebtedness to total asset value.
Acquisitions
From July 1, 2013 to September 30, 2013, we acquired 1,351 single-family homes, of which 790 are in Texas, 233 are in North Carolina, 139 are in Arizona, 77 are in Illinois, 57 are in Ohio, 33 are in Indiana, 9 are in Florida, 8 are in Georgia, 2 are in South Carolina, 2 are in Nevada and 1 is in Tennessee, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $211.5 million.

Factors Expected to Affect Our Results and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the amount of time and cost required to stabilize newly acquired properties and convert them to revenue generating assets, rental rates, occupancy levels, rates of tenant turnover, the success of our preferred operators, our expense ratios and capital structure.
Property Acquisitions
We have aggressively but prudently grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.
We have accumulated a substantial amount of recent data on acquisition costs, restoration costs and the amount of time required to convert an acquired single-family home to a rental property through our management platform and the experience of our founders over the past five years.
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
We anticipate that, on average, the stabilization period for each non-leased property that we acquire will range from 90 to 180 days. We expect that most properties that were not leased at the time of acquisition should be stabilized within six months thereafter and that properties owned for more than six months provide an indication of how our portfolio will perform over the long-term. As of September 30, 2013, we had 2,531 properties owned for six months or longer, of which 92% were leased. We acquire both vacant homes and homes subject to existing leases. To date, the remaining lease terms for homes acquired subject to existing leases at the date of acquisition have averaged approximately six months. Accordingly, a portion of these homes are expected to become vacant within six months of acquisition due to normal tenant turnover. Therefore, our leased rate of homes owned six months or greater is not fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the three months ended September 30, 2013, approximately 85.6% of our total revenue was attributable to rental activity, 1.0% was attributable to management services and the remaining 13.4% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.

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
The growth of our portfolio has been significant in recent months, as we have continued the rate at which we acquire properties. When we commenced investment activities in May 2012, we began acquiring properties in Arizona, California and Nevada. More recently, we have also acquired properties in Colorado, Florida, Georgia, Illinois, Indiana, North Carolina, Ohio, South Carolina, Tennessee and Texas, and we are actively identifying other markets in which to invest.
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
The following table summarizes our acquisition and leasing activity from July 1, 2013 through September 30, 2013.

	Total Owned Properties as of June 30, 2013	Property Acquisitions Three Months Ended September 30, 2013	Total Owned Properties as of September 30, 2013	Percent of Properties Leased as of June 30, 2013 (1)	Percent of Properties Leased as of September 30, 2013 (1)
Self-managed properties	2,833	1,244	4,077	68%	66%
Preferred operator program properties (2)	1,256	107	1,363	100%	100%
Total properties	4,089	1,351	5,440	78%	75%

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

From July 1, 2013 to September 30, 2013, we acquired 1,351 single-family homes, of which 790 are in Texas, 233 are in North Carolina, 139 are in Arizona, 77 are in Illinois, 57 are in Ohio, 33 are in Indiana, 9 are in Florida, 8 are in Georgia, 2 are in South Carolina, 2 are in Nevada, and 1 is in Tennessee, and incurred renovation and re-tenancy costs on our existing portfolio, for a total investment of approximately $211.5 million. For the period from October 1, 2013 to October 31, 2013, we acquired 217 single-family homes for a total purchase price of approximately $31.5 million and have contracted to acquire 302 single-family homes for a total purchase price of approximately $43.6 million, of which 203 homes are in Texas, 85 homes are in North Carolina, 69 homes are in Illinois, 63 homes are in Tennessee, 41 homes are in Arizona, 17 homes are in Georgia, 13 homes are in Ohio, 12 homes are in Indiana, 7 homes are in Florida, 4 homes are in Nevada, 4 home are in South Carolina and 1 home is in California. We actively evaluate new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of September 30, 2013, 1,363 of our properties were managed by local operators through our preferred operator program.
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
Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
We believe our financial results during the three months ended September 30, 2013 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended September 30, 2013 and 2012:

Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Revenue:
Rental revenue	$9,468	$497
Management services revenue	113	86
Interest and other	1,488	83
Total revenue	11,069	666
Expenses:
Property operating and maintenance	2,489	336
Real estate taxes	1,791	205
Homeowners’ association fees	228	119
Acquisition	301	305
Depreciation and amortization	6,589	415
General, administrative and other	3,105	1,714
Interest	1,204	—
Total expenses	15,707	3,094
Loss from continuing operations before equity in net income of unconsolidated ventures	(4,638)	(2,428)
Equity in net income of unconsolidated ventures	50	—
Net loss and comprehensive loss	(4,588)	(2,428)
Net loss and comprehensive loss attributable to non-controlling interests	73	40
Net loss and comprehensive loss attributable to common stockholders	$(4,515)	$(2,388)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $9.5 million for the three months ended September 30, 2013 was comprised of approximately $7.5 million of rental revenue from self-managed properties and approximately $1.9 million of revenue from preferred operator program properties. As of September 30, 2013, approximately 75% of our properties were leased. Rental revenue for the three months ended September 30, 2012 was $0.5 million as we commenced operations in May 2012 and acquired our first properties in June 2012. Subsequent to quarter end, we entered into an agreement to terminate the leases with one of our preferred operators covering 280 homes. We have taken operational control of the Company-owned properties, which the preferred operator had been operating previously pursuant to the leases, and we are transitioning these homes into our self-managed portfolio. In connection with this termination, we recorded a provision for doubtful accounts of $0.4 million for the three months ended September 30, 2013.
Management Services Revenue
Management services revenue was $0.1 million and $86,000 for the three months ended September 30, 2013 and 2012, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue was $1.5 million for the three months ended September 30, 2013 and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. For the three months ended September 30, 2012, interest and other revenue was approximately $83,000 and includes interest income earned on cash balances held with financial institutions.

Property Operating and Maintenance
Property operating and maintenance expenses were $2.5 million for the three months ended September 30, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our September 30, 2013 unaudited condensed consolidated statement of operations. Property operating and maintenance expenses for the three months ended September 30, 2012 were approximately $0.3 million as we commenced operations in May 2012.
Real Estate Taxes
Real estate taxes were $1.8 million for the three months ended September 30, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes for the three months ended September 30, 2013 include approximately $0.3 million in accrued property taxes related to the termination of the preferred operator leases on 280 properties in Florida, Georgia and North Carolina. Real estate taxes for the three months ended September 30, 2012 were $0.2 million. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates.
Homeowners’ Association Fees
HOA fees were $0.2 million for the three months ended September 30, 2013. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees for the three months ended September 30, 2012 were $0.1 million.
Acquisition
Acquisition expenses were $0.3 million for the three months ended September 30, 2013. These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses for the three months ended September 30, 2012 were $0.3 million.
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

	Three Months Ended September 30,
	2013	2012
Depreciation of real estate portfolio	$5,055	318
Depreciation of other assets	117	—
Amortization of in-place lease intangibles and other direct costs	1,417	97
Total depreciation and amortization	$6,589	$415
General, Administrative and Other
General, administrative and other expense was $3.1 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively. These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses.
Interest Expense
Interest expense was $1.2 million for the three months ended September 30, 2013. Interest expense includes the amortization of deferred financing costs incurred in connection with our senior secured revolving credit facility, or the Credit Facility. There was no interest expense during the three months ended September 30, 2012.

Equity in Net Income of Unconsolidated Ventures
Equity in net income of unconsolidated ventures was approximately $50,000 for the three months ended September 30, 2013, and includes our proportionate share of income in Flatiron VI LLC, Siphon Draw LLC and Red Rock River LLC, all of which are Delaware limited liability companies that invest in residential mortgage loans. There was no equity in net income of unconsolidated ventures for the period ended September 30, 2012.
Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Period from March 31, 2012 (inception) through September 30, 2012
The Company’s September 30, 2013 condensed consolidated financial statements and results of operations include a comparison to the period from March 30, 2012 (inception) through September 30, 2012. We were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We commenced investment activities in May 2012 upon completion of our initial private offering, acquiring our first homes in late June 2012. Through September 30, 2013, we acquired a total of 5,440 properties. We believe our financial results during the nine months ended September 30, 2013 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the nine months ended September 30, 2013:
Income Statement Data
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,	Period from March 30, (inception) to September 30,
	2013	2012
Revenue:
Rental revenue	$20,748	$501
Management services revenue	327	145
Interest and other	3,649	115
Total revenue	24,724	761
Expenses:
Property operating and maintenance	4,915	338
Real estate taxes	3,315	233
Homeowners’ association fees	746	119
Acquisition	3,750	326
Depreciation and amortization	14,367	422
General, administrative and other	12,319	2,934
Interest	2,257	—
Total expenses	41,669	4,372
Loss from continuing operations before equity in net income of unconsolidated ventures	(16,945)	(3,611)
Equity in net income of unconsolidated ventures	110	—
Net loss and comprehensive loss	(16,835)	(3,611)
Net loss and comprehensive loss attributable to non-controlling interests	229	59
Net loss and comprehensive loss attributable to common stockholders	$(16,606)	$(3,552)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $20.7 million for the nine months ended September 30, 2013 was comprised of approximately $15.4 million of rental revenue from self-managed properties and approximately $5.3 million of revenue from preferred operator program properties. As of September 30, 2013, approximately 75% of our properties were leased. Rental revenue for the period from March 30, 2012 (inception) through September 30, 2012 was $0.5 million as we commenced operations in May 2012 and acquired our first properties in late June 2012. Subsequent to quarter end, we entered into an agreement to terminate the leases with one of our preferred operators covering 280 homes. We have taken operational control of the Company-owned properties, which the preferred operator had been operating previously pursuant to the leases, and we are transitioning these homes into our self-managed portfolio. In connection with this termination, we recorded a provision for doubtful accounts of $0.4 million for the nine months ended September 30, 2013.
Management Services Revenue
Management services revenue was $0.3 million and $0.1 million for the nine months ended September 30, 2013 and the period from March 30, 2012 (inception) through September 30, 2012, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue was $3.6 million for the nine months ended September 30, 2013 and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue for the period from March 30, 2012 (inception) through September 30, 2012 was $0.1 million as we commenced operations in May 2012.
Property Operating and Maintenance
Property operating and maintenance expenses were $4.9 million for the nine months ended September 30, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our September 30, 2013 unaudited condensed consolidated statement of operations. Property operating and maintenance expenses for the period from March 30, 2012 (inception) through September 30, 2012 were $0.3 million as we commenced operations in May 2012.
Real Estate Taxes
Real estate taxes were $3.3 million for the nine months ended September 30, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates. Real estate taxes for the nine months ended September 30, 2013 include approximately $0.3 million in accrued property taxes related to the termination of the preferred operator leases on 280 properties in Florida, Georgia and North Carolina. Real estate taxes for the period from March 30, 2012 (inception) through September 30, 2012 were $0.2 million as we commenced operations in May 2012.
Homeowners’ Association Fees
HOA fees were $0.7 million for the nine months ended September 30, 2013. Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements. HOA fees for the period from March 30, 2012 (inception) through September 30, 2012 were $0.1 million as we commenced operations in May 2012.
Acquisition
Acquisition expenses were $3.8 million for the nine months ended September 30, 2013. These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses for the period from March 30, 2012 (inception) through September 30, 2012 were $0.3 million as we commenced operations in May 2012.

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

	Nine Months Ended September 30,	Period from March 30, (inception) to September 30,
	2013	2012
Depreciation of real estate portfolio	$10,274	$323
Depreciation of other assets	238	—
Amortization of in-place lease intangibles and other direct costs	3,855	99
Total depreciation and amortization	$14,367	$422
General, Administrative and Other
General, administrative and other expense was $12.3 million for the nine months ended September 30, 2013. These expenses include payroll expense, professional fees, insurance expense and office expenses. During the nine months ended September 30, 2013, these expenses also include $4.8 million in non-cash stock compensation expense and $1.0 million in bonuses awarded to our Chief Executive Officer and our President and Chief Operating Officer upon registration of shares sold in our initial private offering and upon completion of our IPO, pursuant to their respective employment agreements. The $4.8 million in non-cash stock compensation expense includes $3.1 million in non-recurring, accelerated vesting expense incurred upon completion of our IPO in May 2013. General, administrative and other expense was $2.9 million for the period from March 30, 2012 (inception) through September 30, 2012. These expenses include payroll expenses, professional fees, insurance expense and office expenses, including $1.4 million in non-cash stock compensation expense.
Interest Expense
Interest expense was $2.3 million for the nine months ended September 30, 2013 and also includes the amortization of deferred financing costs incurred in connection with our senior secured revolving credit facility, or the Credit Facility. There was no interest expense for the period from March 30, 2012 (inception) through September 30, 2012.
Equity in Net Income of Unconsolidated Ventures
Equity in net income of unconsolidated ventures was approximately $110,000 for the nine months ended September 30, 2013 and includes our proportionate share of income in Flatiron VI LLC, Siphon Draw LLC and Red Rock River LLC, all of which are Delaware limited liability companies that invest in residential mortgage loans. There was no equity in net income of unconsolidated ventures for the period from March 30, 2012 (inception) through September 30, 2012.
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
Recent Accounting Pronouncements
See Note 2 to the September 30, 2013 unaudited condensed consolidated financial statements.

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
Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments on incurred indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. On homes that are currently leased, we expect to incur between $1,500 to $2,500 in retenancy costs on average, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease up acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.
Our liquidity and capital resources as of September 30, 2013 consisted of cash and cash equivalents of $24.3 million, including $0.6 million held by designated brokers to facilitate the acquisition of properties.
On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at an offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us. Prior to completion of our IPO, $109.0 million was outstanding under the Original Credit Facility. Proceeds from the IPO were used to repay the outstanding balance.
In September 2013, we amended and restated the Original Credit Facility increasing our borrowing capacity from $150.0 million to $340.0 million, subject to meeting certain criteria. As of September 30, 2013, $170.0 million was outstanding under the Credit Facility, with remaining availability of $73.0 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
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
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectibility of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2013 increased $10.4 million to $9.1 million, compared to cash used in operating activities for the period March 30, 2012 (inception) to September 30, 2012 of $1.3 million. Net income for the nine months ended September 30, 2013, adjusted for depreciation and amortization, amortization of stock-based compensation, amortization of deferred financing costs and bad debt expense of $4.5 million, increased by $6.2 million compared to the period March 30, 2012 (inception) to September 30, 2012. The increase is primarily attributable to our increased portfolio size as we commenced operations in May 2012 and acquired our first properties in June 2012.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $517.7 million and was primarily the result of property acquisitions, renovations on newly acquired properties and additional investments in mortgage financing. We utilized $458.5 million for property acquisitions, including the purchase price and the value of any in-place leases, $14.5 million in capital improvements, of which $12.7 million was related to initial renovations on newly acquired properties and $1.8 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was $125,870 for acquisitions that occurred in the nine months ended September 30, 2013. The average renovation cost per home was $9,370 for acquisitions that occurred in the nine months ended September 30, 2013.
We invested $48.9 million in mortgage financings, offset by $22.5 million in repayments of mortgage financings.
We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs, primarily comprised of payroll expense) that improve and extend their useful lives are also capitalized and allocated to building costs.
Cash used in investing activities for the period March 30, 2012 (inception) to September 30, 2012 was $88.2 million, primarily due to property acquisitions and investments in mortgage financings.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2013 was $431.3 million and was primarily attributable to proceeds of $288.5 million from the sale of shares of our common stock in our IPO, completed in May 2013, and private placement in January 2013, offset by $22.6 million in common stock issuance transaction costs related to our IPO, net borrowings of $170.0 million and deferred financing costs paid of $4.6 million related to the Original Credit Facility and the Credit Facility.
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we are required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of September 30, 2013, no dividends have been declared.
Cash provided by financing activities for the period March 30, 2012 (inception) to September 30, 2012 of $208.7 million was attributable to proceeds of $223.9 million from the sale of shares of our common stock in the May 2012 initial private offering offset by $15.2 million in offering transaction costs.
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
Contractual Obligations
During the first nine months of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our final prospectus dated May 8, 2013 and filed with the SEC on May 9, 2013.
The following table provides information with respect to our commitments as of September 30, 2013, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Debt obligations(1)	$—	$—	$170,000	$—	$—	$—	$170,000
Interest payment obligations(2)	1,317	5,225	258	—	—	—	6,800
Operating lease(3)	97	600	612	623	$635	647	3,214
Property acquisition obligations(4)	49,795	—	—	—	—	—	49,795
	$51,209	$5,825	$170,870	$623	$635	$647	$229,809

(1)	Represents amounts outstanding under our senior secured revolving credit facility.

(2)	Interest payment obligations were calculated using interest rates applicable as of September 30, 2013.

(3)	Includes operating lease for corporate office space at 7047 East Greenway Parkway, Scottsdale, Arizona

(4)
Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of September 30, 2013. Acquisition deposits were paid through September 30, 2013 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations
The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to funds from operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 30, (inception) to September 30,
	2013	2012	2013	2012
Net loss	$(4,588)	$(2,428)	$(16,835)	$(3,611)
Add: Depreciation and amortization of real estate assets	6,472	415	14,129	422
FFO	$1,884	$(2,013)	$(2,706)	$(3,189)
FFO attributable to common stockholders (1)	$1,854	$(1,980)	$(2,668)	$(3,137)
FFO per share of common stock, basic and diluted	$0.06	$(0.18)	$(0.10)	$(0.28)
Weighted-average number of shares of common stock outstanding:
Basic	32,124,857	11,199,757	25,447,193	11,199,757
Diluted (2)	32,682,307	11,199,757	25,819,293	11,199,757

(1)
Based on a weighted-average interest in our operating partnership of approximately 98.41% and 98.35%, for the three months ended September 30, 2013 and 2012, respectively, and 98.61% and 98.37% for the nine months ended September 30, 2013 and the period from March 30, 2012 (inception) through September 30, 2012, respectively.

(2)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
FFO is a widely recognized measure of REIT performance. We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs).
Management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains from property dispositions, it accounts for trends in occupancy rates, rental rates and operating costs. We believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.
However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to that of other REITs. As a result, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including the Company’s ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent on prevalent market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions and other factors which are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments. Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.
As of September 30, 2013, $170.0 million was outstanding and $73.0 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at the Company's option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $170.0 million under the Credit Facility were to increase or decrease by 50 basis points, our interest expense would increase or decrease by approximately $0.9 million, respectively.

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
The net proceeds to us of the Offering were approximately $265.1 million, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us. Upon completion of the Offering, we contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units of our Operating Partnership. We used approximately $109.0 million of the net proceeds to repay the outstanding balance under our senior secured revolving credit facility. As of September 30, 2013, we have used the remaining proceeds of $156.1 million to acquire, restore, lease and manage single-family homes as rental properties, to provide short-term private mortgage financing secured by interests in single-family homes and for general business purposes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2
Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3
Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.1
Amended and Restated Credit Agreement, dated as of September 17, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K, filed with the SEC on September 23, 2013)

10.2
Lender Joinder Agreement, dated as of September 27, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and Citibank N.A, as lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 3, 2013)

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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: November 14, 2013	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: November 14, 2013	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2
Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3
Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.1
Amended and Restated Credit Agreement, dated as of September 17, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K, filed with the SEC on September 23, 2013)

10.2
Lender Joinder Agreement, dated as of September 27, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and Citibank N.A, as lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 3, 2013)

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