Form 10-Q
period 2014-03-31
American Residential Properties, Inc.
filed 2014-05-15
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2014, there were 32,171,102 shares of common stock, $0.01 par value per share, outstanding.

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
The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•	economic, demographic or real estate developments in our markets;

•	home value appreciation, employment growth, residential building permits, median household income and household formation in our markets;

•	defaults on, early terminations of or non-renewal of leases by our tenants;

•	our ability to identify properties to acquire and completing acquisitions;

•	increased time and/or expense to gain possession and restore properties;

•	our ability to successfully restore, lease and manage acquired properties;

•	projected operating costs;

•	rental rates or vacancy rates;

•	our ability to obtain financing;

•	general volatility of the markets in which we participate;

•	our expected investments;

•	interest rates and the market value of our assets;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, real estate values, the debt securities markets or the general economy.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investment in real estate:
Land	$180,319	$158,795
Building and improvements	722,848	627,881
Furniture, fixtures and equipment	7,456	6,930
	910,623	793,606
Less: accumulated depreciation	(25,996)	(18,058)
Investment in real estate, net	884,627	775,548
Mortgage financings	36,656	43,512
Cash and cash equivalents	50,855	24,294
Acquisition deposits	4,609	282
Rents and other receivables, net	3,178	2,906
Due from related party	5	43
Deferred leasing costs and lease intangibles, net	3,144	2,454
Deferred financing costs, net	5,689	6,558
Investment in unconsolidated ventures	26,561	26,611
Goodwill	3,500	3,500
Other, net	4,695	8,494
Total assets	$1,023,519	$894,202

Liabilities and Equity
Liabilities:
Revolving credit facility	$303,000	$169,000
Exchangeable senior notes	100,041	99,377
Accounts payable and accrued expenses	12,437	12,862
Security deposits	5,405	3,995
Prepaid rent	2,344	1,549
Total liabilities	423,227	286,783
Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,171,102 shares issued and outstanding at March 31, 2014 and December 31, 2013	322	322
Additional paid-in capital	628,289	628,210
Accumulated deficit	(38,791)	(31,122)
Total American Residential Properties, Inc. stockholders’ equity	589,820	597,410
Non-controlling interests	10,472	10,009
Total equity	600,292	607,419
Total liabilities and equity	$1,023,519	$894,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Self-managed rental revenue	$14,562	$2,951
Preferred operator rental revenue	1,368	1,371
Management services (related party)	113	104
Interest and other	1,411	821
Total revenue	17,454	5,247
Expenses:
Property operating and maintenance	4,146	923
Real estate taxes	3,111	497
Homeowners’ association fees	460	153
Acquisition	67	1,775
Depreciation and amortization	9,464	3,140
General, administrative and other	3,720	2,537
Interest	4,230	371
Total expenses	25,198	9,396
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(7,744)	(4,149)
Equity in net (loss) income of unconsolidated ventures	(50)	90
Net loss and comprehensive loss	(7,794)	(4,059)
Net loss and comprehensive loss attributable to non-controlling interests	125	40
Net loss and comprehensive loss attributable to common stockholders	$(7,669)	$(4,019)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.24)	$(0.22)
Weighted-average number of shares of common stock outstanding	32,130,733	18,414,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	32,171,102	$322	$—	$628,210	$(31,122)	$10,009	$607,419
Net loss	—	—	—	—	(7,669)	(125)	(7,794)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	79	—	588	667
Balance at March 31, 2014	32,171,102	$322	$—	$628,289	$(38,791)	$10,472	$600,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(7,794)	$(4,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,464	3,140
Amortization of stock-based compensation	667	728
Amortization of deferred financing costs	1,034	212
Accretion of discount on senior exchangeable notes	664	—
Bad debt expense	545	157
Straight line rent revenue	(67)	(16)
Equity in net loss (income) of unconsolidated ventures	50	(90)
Distributions from unconsolidated ventures	—	90
Changes in operating assets and liabilities:
Rent and other receivables, net	(750)	146
Due from related party	38	(78)
Deferred leasing costs	(1,778)	(233)
Other assets, net	3,627	(472)
Accounts payable and other liabilities	1,388	1,099
Net cash provided by operating activities	7,088	624
Investing activities:
Improvements of real estate	(8,272)	(2,553)
Property acquisitions, including acquired in-place leases	(108,619)	(69,324)
Investment in mortgage financings	(5,407)	(15,142)
Repayments from mortgage financings	12,263	1,693
Distributions from unconsolidated ventures	—	12
Increase in acquisition deposits	(4,327)	(564)
Net cash used in investing activities	(114,362)	(85,878)
Financing activities:
Borrowings under revolving credit facility	144,000	31,300
Repayments of revolving credit facility	(10,000)	—
Proceeds from issuance of common stock	—	771
Deferred initial public offering costs	—	(899)
Deferred financing costs paid	(165)	(1,657)
Net cash provided by financing activities	133,835	29,515
Net increase (decrease) in cash and cash equivalents	26,561	(55,739)
Cash and cash equivalents—beginning of period	24,294	101,725
Cash and cash equivalents—end of period	$50,855	$45,986
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$1,607	$291
Cash paid for interest	$1,301	$128
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

1.	Company’s Organization and Operations
As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.4% interest as of March 31, 2014 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
We were incorporated in Maryland in March 2012 and completed our initial private offering of our common stock in May 2012, raising net proceeds of approximately $208.7 million. In December 2012 and January 2013, we raised an additional approximately $139.1 million of net proceeds from a follow-on private offering of our common stock and a private placement of our common stock.
We completed our initial public offering, or our IPO, in May 2013, in which we issued and sold 13,700,000 shares of our common stock at a public offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds.
As of March 31, 2014, we owned 6,762 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed with the SEC on March 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the three months ended March 31, 2014 or 2013.
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
Mortgage loans as of March 31, 2014 include approximately $35.5 million of short-term loans with a weighted-average interest rate of approximately 11.8% and a weighted-average remaining term of approximately 84 days and approximately $1.1 million in long-term loans with a weighted-average interest rate of approximately 8.0% and a weighted-average remaining term of approximately 29 years.
Cash and Cash Equivalents
Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation, or the FDIC. Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. We have not realized any losses in such cash investments and we believe that these investments are not exposed to any significant credit risk. Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired. Such investments are stated at cost, which approximates fair value.
Included in the cash and cash equivalents balance is approximately $20.1 million of cash held with designated brokers to facilitate the acquisition of properties as of March 31, 2014. There was no cash held with designated brokers as of December 31, 2013.
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
Our rents and other receivables for self-managed and preferred operator program homes are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $0.6 million and $0.1 million, respectively, for a total of $0.7 million as of March 31, 2014. The allowance for doubtful accounts was $1.7 million as of December 31, 2013.
We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.3 million and $0.2 million, respectively, for a total of $0.5 million for the three months ended March 31, 2014. We recorded a provision for doubtful accounts for self-managed homes of approximately $0.2 million for the three months ended March 31, 2013. There was no provision for doubtful accounts recorded for preferred operator program homes for the three months ended March 31, 2013.
Deferred Leasing Costs and In-Place Lease Intangibles, Net
Deferred leasing commissions and other direct costs associated with leasing our properties (including direct internal costs) and in-place lease intangibles are capitalized and amortized on a straight-line basis over the terms of the related leases.
Deferred Financing Costs, Net
Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with obtaining debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt, and is included in interest expense in the accompanying condensed consolidated statements of operations.

Investments in Unconsolidated Ventures
Investments in ventures are generally accounted for under the equity method of accounting when we exercise significant influence over the venture but we do not serve as managing member or control the venture. Net income/loss allocations are included in the investment balance along with the contributions made and distributions received over the life of the investment. In October 2012, we invested approximately $5.5 million in Flat Iron VI LLC, a joint venture in which our equity interest is approximately 78% of the total amount invested. In December 2012, we invested approximately $4.7 million in Siphon Draw LLC, a joint venture in which our equity interest is approximately 80% of the total amount invested. In May 2013, we invested approximately $18.0 million in Red Rock River LLC, a joint venture in which our equity interest is approximately 62% of the total amount invested. Each of these joint ventures used invested funds to purchase portfolios of residential mortgage loans.
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
Qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state and local income and franchise taxes, and our TRS will be subject to federal, state and local taxes on its income. Franchise taxes are included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.
We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake will be conducted in our TRS, such as third-party property management, non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes.
We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of March 31, 2014, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at March 31, 2014.
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
Comprehensive Loss
Net loss and comprehensive loss are the same for the three months ended March 31, 2014 and 2013.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals are presented as discontinued operations and modifies related disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. The Company has adopted the provisions of this ASU and anticipates that the majority of property sales will not be classified as discontinued operations.

3.	Lease Intangibles
Our identifiable intangible assets as of March 31, 2014 and December 31, 2013 are summarized as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Acquired in-place leases	$1,249	$1,823
Less: accumulated amortization	(720)	(1,039)
Intangible lease assets, net	$529	$784
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $0.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

4.	Debt
Senior Secured Revolving Credit Facility
In 2013, we entered into an amended and restated $380 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $500 million thereunder if certain criteria are met. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. As of March 31, 2014, we were in compliance with all of the financial covenants of the Credit Facility.
The Credit Facility matures in January 2015 and has an optional one-year extension (assuming our compliance with applicable covenants). Borrowings under the Credit Facility bear interest, at our option, at either the one-month, two-month, three-month or six-month Eurodollar rate or the base rate, plus, in each case, a spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. The Eurodollar rate for an interest period is the London Interbank Offered Rate, or LIBOR, for a term equivalent to such period plus a spread ranging from 2.50% to 3.25% (determined as described in the preceding sentence) and the base rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's "prime rate" for such day and (c) the one-month Eurodollar rate plus 1.00% plus a spread ranging from 1.50% to 2.25% (determined as described in the preceding sentence). We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three months ended March 31, 2014 and 2013, we incurred non-utilization fees of $0.2 million and $0.1 million, respectively.
As of March 31, 2014, $303.0 million was outstanding under the Credit Facility, bearing weighted-average interest at a rate of 2.9%, with remaining availability of $32.3 million.

We have incurred $5.1 million in financing costs in connection with the Credit Facility, which are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.
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
In connection with the issuance of the Notes, we recorded approximately $99.1 million within exchangeable senior notes on the accompanying condensed consolidated balance sheets, based on the fair value of the instrument using a straight-debt rate of 6.5% at the time of issuance, and approximately $15.4 million in additional paid-in-capital, net of $0.5 million in financing costs, in the accompanying condensed consolidated statement of equity. The difference between the $115.0 million face amount and the $99.1 million will be accreted over the five-year period ended November 15, 2018. As of March 31, 2014, the unaccreted discount was $15.0 million. We incurred $3.8 million in financing costs, of which $3.3 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets to be amortized to interest expense over the term of the Notes.

5.	Earnings (Loss) Per Share
Basic net income or loss attributable to common stockholders is computed by dividing reported net income or loss attributable to common stockholders by the weighted-average number of common and contingently issuable shares outstanding during each period.
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders	$(7,669)	$(4,019)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,130,733	18,414,830
Net loss per share of common stock, basic and diluted	$(0.24)	$(0.22)
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were OP and vested LTIP units, unvested LTIP units, and unvested restricted stock. The weighted-average number of shares of potentially dilutive securities were as follows:

	Three Months Ended March 31,
	2014	2013
OP and vested LTIP units	524,941	185,490
Unvested LTIP units	520,830	493,432
Unvested restricted stock	40,369	—
Potentially dilutive shares	1,086,140	678,922

6.	Stock Compensation
We award stock-based compensation to certain employees, executives and members of our Board of Directors under the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of March 31, 2014, there were 504,212 shares of our common stock available for grant under our 2012 Equity Incentive Plan.
In March 2014, the Compensation Committee of our Board of Directors awarded an aggregate of 78,272 LTIP units to our executive management team, half of which will be issued pursuant to award agreements providing for service-based vesting and half of which will be issued pursuant to award agreements providing for performance-based vesting.
We recorded stock-based compensation cost of approximately $0.7 million as part of general, administrative and other expense in the condensed consolidated statement of operations and comprehensive loss during each of the three months ended March 31, 2014 and 2013.
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

Service-Based LTIP Units
Service-based LTIP units are valued at fair value on the date of grant and compensation expense is recognized over the vesting period, which approximates a straight-line basis. These shares generally vest over three years based on continued service or employment. We valued the service-based LTIP units at a per-unit value equivalent to the per-share offering price of our common stock sold in our private and public offerings less a discount for lack of marketability estimated with the assistance of a third-party consultant for grants issued prior to our IPO. Subsequent to our IPO, we valued the service-based LTIP units at the per-share market close trading price of our common stock on the date of grant less a discount for lack of marketability estimated with the assistance of a third-party consultant.
The following table summarizes information about the service-based LTIP units outstanding as of March 31, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	349,941	174,242	524,183	$16.98
Granted	—	8,994	8,994	$14.63
Vested	—	—	—	$—
Converted	—	—	—	$—
Canceled	—	—	—	$—
Balance, March 31, 2014	349,941	183,236	533,177	$16.94
Total unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $1.8 million as of March 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.4 years, subject to the stated vesting conditions.
Market-Based LTIP Units
In November 2013, we issued 338,094 LTIP units, of which up to 50% will vest based on the percentage increase of the Company’s total stockholder return, or TSR, beginning on May 14, 2013 (the date of the closing of our initial public offering), and up to 50% will vest based on the relative outperformance of our TSR as compared to the percentage change of the SNL US REIT Equity Index, or the Index, over the same period. The market-based LTIP awards were valued on the date of grant using a Monte Carlo simulation method. The aggregate grant date fair value of the market-based LTIP units was $1.9 million.
The following table summarizes information about the market-based LTIP units outstanding as of March 31, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	—	338,094	338,094	$5.58
Granted	—	—	—	$—
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, March 31, 2014	—	338,094	338,094	$5.58
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.6 million as of March 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 4.1 years, subject to stated vesting conditions.
Restricted Stock
Under our 2012 Equity Incentive Plan, we may grant restricted shares of our common stock. Restricted shares of our common stock are valued at fair value on the date of grant and compensation expense is recognized over the vesting period, which approximates a straight-line basis. These shares generally vest over three years based on continued service or employment. We valued the restricted shares of our common stock based on the closing price of our commons stock on the grant date.

The following table summarizes information about the shares of restricted common stock outstanding as of March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2013	40,369	$21.00
Granted	—	$—
Vested	—	$—
Canceled	—	$—
Unvested at March 31, 2014	40,369	$21.00
Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.6 million as of March 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2 years, subject to stated vesting conditions.

7.	Fair Value Measurements
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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, acquisition deposits, rents and other receivables, due from related party and accounts payable and accrued expenses. The carrying amount of these instruments approximates fair value because of their short-term nature.
Our mortgage financings, the Credit Facility and the Notes are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values of the Credit Facility using Level 2 assumptions approximate the carrying amounts. The estimated fair values of our mortgage financing receivables using Level 3 assumptions approximate the carrying amounts.
The fair value of our Notes using Level 2 assumptions is as follows (amounts in thousands):

	March 31, 2014
	Fair Value	Carrying Value
Exchangeable senior notes	$122,044	$115,000

8.	Transactions With Related Parties
Upon closing our initial private offering, we acquired the proprietary, vertically integrated real estate acquisition and management platform of American Residential Management, Inc., or ARM, a company co-owned by our founders, Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer, pursuant to a contribution and sale agreement between our Operating Partnership and ARM. As consideration for our acquisition, our Operating Partnership issued 175,000 OP units, valued at $3.5 million, representing a 1.5% limited partnership interest in our Operating Partnership at that time, and we paid approximately $85,000 in cash. The OP units were valued at $20 per unit, equivalent to the offering price per share of our common stock sold in our initial private offering.

In February 2013, our TRS entered into a management agreement directly with ARP Phoenix Fund I, LP, or Phoenix Fund. The general partner of Phoenix Fund is ARP Phoenix Fund I GP, LLC, which is owned by Mr. Schmitz and Ms. Hawkes. The services our TRS provides to Phoenix Fund include property restoration, leasing and property management and disposition services with respect to the properties owned by Phoenix Fund. Our TRS provides these services to Phoenix Fund for a fee in an amount equal to 6.0% of the gross rental revenue received by Phoenix Fund with respect to the properties managed by our TRS.
We earned approximately $0.1 million in property management fees during each of the three months ended March 31, 2014 and 2013, which are included in management services (related party) in our condensed consolidated statements of operations and comprehensive loss. Accounts receivable of approximately $5,000 and $43,000 due from Phoenix Fund and ARM are included in due from related party in our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

9.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of March 31, 2014, there were 524,941 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.6% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 349,941 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.6% and 1.0% for the three months ended March 31, 2014 and 2013, respectively.

10.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of March 31, 2014.
Accepted Purchase Offers
As of March 31, 2014, we have committed to purchase single-family homes for a total purchase price of approximately $48.9 million. These are offers to purchase properties that were accepted by the sellers but had not closed as of March 31, 2014.

Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.
Concentrations
Approximately 50.5% of our properties are located in Arizona and Texas, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.

11.	Subsequent Events
For the period from April 1, 2014 to April 30, 2014, we acquired 232 single-family homes for a total purchase price of approximately $36.1 million and contracted to acquire 197 single-family homes for a total purchase price of approximately $31.8 million.

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
As of March 31, 2014, we owned 6,762 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $920.9 million, and we managed an additional 587 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from April 1, 2014 to April 30, 2014, we acquired 232 single-family homes for a total purchase price of approximately $36 million and contracted to acquire 197 additional homes for a total purchase price of approximately $32 million. Of the homes we acquired or contracted to acquire during this period, 197 are in Georgia, 81 are in Tennessee, 69 are in Texas, 66 are in Florida, 9 are in North Carolina and 7 are in Indiana. There is no assurance that we will close on the properties we have under contract.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of March 31, 2014, our private mortgage portfolio had an aggregate outstanding principal balance of $35.5 million, a weighted-average interest rate of 11.8% per annum and a weighted-average remaining term of 84 days. We also owned an additional $1.1 million in long-term mortgage investments.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.9% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of March 31, 2014 after giving effect to vested and unvested LTIP awards.
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
Property Portfolio
The following three tables present summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of March 31, 2014, in descending order of aggregate investment. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes - Summary Statistics
(As of March 31, 2014)

MSA/Metro Division	Number of Homes	Aggregate Investment (thousands)	Average Investment Per Home(1)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,380	$199,116	$144,287	93%	17	1,714
Houston, TX	1,042	$151,736	$145,620	86%	7	1,920
Dallas-Fort Worth, TX	698	$111,352	$159,530	86%	11	2,106
Chicago, IL	511	$66,774	$130,673	100%	55	1,404
Nashville, TN	367	$56,856	$154,921	62%	11	1,821
Other Texas	297	$51,072	$171,960	82%	10	1,965
Atlanta, GA	390	$42,724	$109,549	49%	18	1,870
Inland Empire, CA	213	$38,163	$179,169	86%	16	1,915
Indianapolis, IN	549	$34,408	$62,674	63%	53	1,306
Charlotte, NC-SC	218	$32,427	$148,748	68%	9	1,984
Raleigh, NC	205	$30,126	$146,956	77%	9	1,709
Winston-Salem, NC	232	$29,008	$125,034	91%	12	1,415
Florida	285	$26,596	$93,319	69%	12	1,449
Other California	82	$10,509	$128,159	87%	36	1,336
Las Vegas, NV	68	$7,310	$107,500	82%	15	1,553
Other	225	$32,712	$145,387	76%	9	1,605
Total/Weighted Average	6,762	$920,889	$136,186	81%	19	1,739
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

Portfolio of Self-Managed Single-Family Homes - Summary Statistics
(As of March 31, 2014)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment (thousands)	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(4)
Phoenix, AZ	1,380	$138,362	$5,925	$144,287	$199,116	93%	17	1,714	$1,013	8.4%
Houston, TX	1,042	$140,920	$4,700	$145,620	$151,736	86%	7	1,920	$1,354	11.3%
Dallas-Fort Worth, TX	698	$150,500	$9,030	$159,530	$111,352	86%	11	2,106	$1,433	10.8%
Nashville, TN	367	$148,436	$6,485	$154,921	$56,856	62%	11	1,821	$1,258	10.8%
Other Texas	297	$162,536	$9,424	$171,960	$51,072	82%	10	1,965	$1,535	10.8%
Atlanta, GA	390	$106,026	$3,523	$109,549	$42,724	49%	18	1,870	$1,002	12.6%
Inland Empire, CA	213	$156,736	$22,433	$179,169	$38,163	86%	16	1,915	$1,404	9.3%
Charlotte, NC-SC	218	$142,672	$6,076	$148,748	$32,427	68%	9	1,984	$1,184	9.6%
Raleigh, NC	205	$141,176	$5,780	$146,956	$30,126	77%	9	1,709	$1,222	9.8%
Indianapolis, IN	450	$64,659	$1,552	$66,211	$29,795	55%	51	1,338	$770	16.0%
Winston-Salem, NC	232	$122,611	$2,423	$125,034	$29,008	91%	12	1,415	$1,077	10.3%
Florida	285	$89,916	$3,403	$93,319	$26,596	69%	12	1,449	$845	12.3%
Other California	82	$108,500	$19,659	$128,159	$10,509	87%	36	1,336	$1,046	9.8%
Las Vegas, NV	68	$97,787	$9,713	$107,500	$7,310	82%	15	1,553	$1,025	11.4%
Other	225	$139,703	$5,684	$145,387	$32,712	76%	9	1,605	$1,242	10.2%
Total/Weighted Average	6,152	$131,747	$6,339	$138,086	$849,502	80%	15	1,776	$1,183	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of March 31, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

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

Portfolio of Preferred Operator Program Single-Family Homes - Summary Statistics
(As of March 31, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Aggregate Investment (thousands)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us(3)	Annual Rent as a Percentage of Average Investment Per Home(4)
Chicago, IL	511	$130,673	$66,774	100%	55	1,404	$794	7.3%
Indianapolis, IN	99	$46,596	$4,613	100%	62	1,162	$348	9.0%
Total/Weighted Average	610	$117,028	$71,387	100%	56	1,365	$722	7.4%
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

Stabilized Properties
We acquire both vacant homes and homes subject to existing leases. When we acquire a property that is not leased, we must possess, restore, market and lease the property before it becomes a revenue generating asset. We refer to this process as property stabilization. Historically, we presented the summary statistics of our stabilized homes as those homes owned six-months or longer. In estimating the stabilization period we considered factors including the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. After additional considerations of history, shareholders' and market participants' ability to compare stabilized summary statistics within the market and the factors listed above, we have refined our statistical summary of "stabilized" properties to properties in which we have (i) completed restorations and the property has been leased for the first time, (ii) completed restorations and the property has been listed for the first time for a period of greater than 90 days and (iii) acquired a property with an existing lease. Properties acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing. We expect that stabilized properties provide an indication of how our portfolio will perform over the long-term.
The summary statistic for properties owned six-months or longer is included below for comparative purposes to previously disclosed statistics.
The following table presents summary statistics of the our portfolio of stabilized single-family homes by MSA and metro division as of March 31, 2014, in descending order of number of homes.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
(As of March 31, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Phoenix, AZ	1,341	$144,700	1,286	55	96%
Houston, TX	936	$144,430	896	40	96%
Dallas-Fort Worth, TX	618	$159,197	600	18	97%
Chicago, IL	511	$130,673	511	—	100%
Indianapolis, IN	363	$56,888	345	18	95%
Other Texas	258	$170,373	244	14	95%
Nashville, TN	247	$141,092	228	19	92%
Atlanta, GA	232	$92,399	193	39	83%
Winston-Salem, NC	221	$125,315	210	11	95%
Inland Empire, CA	213	$179,171	184	29	86%
Florida	209	$82,717	198	11	95%
Raleigh, NC	191	$148,197	158	33	83%
Charlotte, NC-SC	190	$148,618	148	42	78%
Other California	82	$128,155	71	11	87%
Las Vegas, NV	62	$110,404	56	6	90%
Other	213	$144,640	172	41	81%
Total/Weighted Average	5,887	$136,425	5,500	387	93%
 ______________

(1)
Properties are considered stabilized when we have completed renovations and the properties have been leased or are available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of March 31, 2014, 271 homes were available for rent, 70 homes were undergoing renovation and 46 homes were occupied with no lease.

Properties Owned for Six Months or Longer
Historically, we have provided the summary statistics for properties owned for six-months or longer as an indication of how our portfolio will perform over the long-term. As described above, we have refined our definition of "stabilized"; however, we have included the summary statistics for properties owned for six-months or longer below for comparative purposes. In the future, we intend to include only a single metric of "stabilized" properties as described in the section above.
The following three tables present summary statistics of our portfolio of single-family homes we owned for at least six months as of March 31, 2014, in descending order of number of homes. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of March 31, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Homes Leased	Homes Vacant(2)	Percentage Leased
Phoenix, AZ	1,363	$143,720	1,270	93	93%
Houston, TX	830	$141,947	761	69	92%
Indianapolis, IN	470	$52,291	337	133	72%
Dallas-Fort Worth, TX	455	$158,958	434	21	95%
Chicago, IL	437	$130,785	437	—	100%
Atlanta, GA	230	$83,792	164	66	71%
Florida	226	$77,966	191	35	85%
Inland Empire, CA	213	$179,171	184	29	86%
Other Texas	213	$170,081	203	10	95%
Winston-Salem, NC	207	$125,064	198	9	96%
Raleigh, NC	189	$146,667	149	40	79%
Charlotte, NC-SC	146	$146,771	117	29	80%
Nashville, TN	121	$99,025	111	10	92%
Other California	82	$128,155	71	11	87%
Las Vegas, NV	66	$105,533	55	11	83%
Other	192	$141,747	154	38	80%
Total/Weighted Average	5,440	$130,653	4,836	604	89%
  ______________

(1)	Represents average purchase price plus average capital expenditures.

(2)	As of March 31, 2014, 237 homes were available for rent, 318 homes were undergoing renovation and 49 homes were occupied with no lease.

Portfolio of Self-Managed Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of March 31, 2014)

								Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditure Per Home(2)	Average Investment Per Home(3)	Homes Leased	Homes Vacant(4)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(5)
Phoenix, AZ	1,363	$137,812	$5,908	$143,720	1,270	93	93%	$1,011	8.4%
Houston, TX	830	$137,619	$4,328	$141,947	761	69	92%	$1,332	11.2%
Dallas-Fort Worth, TX	455	$149,044	$9,914	$158,958	434	21	95%	$1,420	10.7%
Indianapolis, IN	371	$52,604	$1,203	$53,807	238	133	64%	$759	16.4%
Atlanta, GA	230	$80,008	$3,784	$83,792	164	66	71%	$962	13.2%
Florida	226	$74,099	$3,867	$77,966	191	35	85%	$833	12.4%
Inland Empire, CA	213	$156,738	$22,433	$179,171	184	29	86%	$1,404	9.3%
Other Texas	213	$160,507	$9,574	$170,081	203	10	95%	$1,524	10.8%
Winston-Salem, NC	207	$122,818	$2,246	$125,064	198	9	96%	$1,078	10.3%
Raleigh, NC	189	$140,603	$6,064	$146,667	149	40	79%	$1,224	9.8%
Charlotte, NC-SC	146	$140,193	$6,578	$146,771	117	29	80%	$1,185	9.6%
Nashville, TN	121	$93,787	$5,238	$99,025	111	10	92%	$1,110	13.7%
Other California	82	$108,496	$19,659	$128,155	71	11	87%	$1,046	9.8%
Las Vegas, NV	66	$95,870	$9,663	$105,533	55	11	83%	$1,025	11.5%
Other	192	$135,797	$5,950	$141,747	154	38	80%	$1,226	10.2%
Total/Weighted Average	4,904	$125,861	$6,476	$132,337	4,300	604	88%	$1,153	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of March 31, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

(4)	As of March 31, 2014, 237 homes were available for rent, 318 homes were undergoing renovation and 49 homes were occupied with no lease.

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

Portfolio of Preferred Operator Program Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of March 31, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Percentage Leased(2)	Average Monthly Rent Per Home Paid by Preferred Operator to Us	Annual Rent as a Percentage of Average Investment Per Home(3)
Chicago, IL	437	$130,785	100%	$791	7.3%
Indianapolis, IN	99	$46,595	100%	$348	9.0%
Total/Weighted Average	536	$115,235	100%	$709	7.4%
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

Highlights of First Quarter of 2014
Acquisitions
From January 1, 2014 to March 31, 2014, we acquired 689 single-family homes, of which 248 are in Texas, 143 are in Tennessee, 130 are in Georgia, 56 are in Indiana, 52 are in Florida, 44 are in North Carolina, 15 are in Illinois and 1 is in Ohio, and incurred renovation costs on our existing portfolio, for a total capital investment of approximately $117.3 million.
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
We have accumulated a substantial amount of recent data on acquisition costs, restoration costs and the amount of time required to convert an acquired single-family home to a rental property through our management platform and the experience of our founders over the past six years.
Property Stabilization
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
As of March 31, 2014, we had 5,887 properties owned in our portfolio of stabilized single-family homes, of which 93% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the three months ended March 31, 2014, approximately 91.3% of our total revenue was attributable to rental activity, 0.6% was attributable to management services and the remaining 8.1% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.
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
The following table summarizes portfolio and operating metrics as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	6,152	80%	5,478	72%
Preferred operator program(2)	610	100%	595	100%
Total properties	6,762	81%	6,073	75%

Portfolio of single-family homes owned six months or longer
Self-managed (1)	4,904	88%	3,660	84%
Preferred operator program (2)	536	100%	429	100%
Total properties	5,440	89%	4,089	86%
 ______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

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

The following table summarizes our acquisition activity by quarter from December 31, 2012 through March 31, 2014.

		Three Months Ended
	Total Owned Properties as of March 31, 2014	March 31, 2014	December 31, 2013(1)	September 30, 2013	June 30, 2013	March 31, 2013	Total Owned Properties as of December 31, 2012
Portfolio of single-family homes
Self-managed	6,152	674	1,401	1,244	1,312	293	1,228
Preferred operator program	610	15	(768)	107	246	463	547
Total properties	6,762	689	633	1,351	1,558	756	1,775
 ______________

(1)
During the forth quarter 2013, 828 homes we own were transferred from the preferred operator program portfolio to our self-managed portfolio as a result of terminated leases with three of our preferred operators. Excluding the transfer, 573 homes were added to our self-managed portfolio and 60 homes were added to our preferred operator program portfolio during the three months ended December 31, 2013.

For the period from April 1, 2014 to April 30, 2014, we acquired 232 single-family homes for a total purchase price of approximately $36.1 million and contracted to acquire 197 additional homes for a total purchase price of approximately $31.8 million. Of the homes we acquired or contracted to acquire during this period, 197 homes are in Georgia, 81 homes are in Tennessee, 69 homes are in Texas, 66 homes are in Florida, 9 homes are in North Carolina and 7 homes are in Indiana. There is no assurance that we will close on the properties we have under contract.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of March 31, 2014, 610 of our properties were managed by local operators through our preferred operator program.
Property Management
We provide all property management functions for our self-managed properties. For the properties we manage, these functions include: securing the property upon acquisition; coordinating with the utilities; controlling the restoration process; managing the leasing process; communicating with tenants; collecting rents; conducting periodic inspections, routine property maintenance and repairs; paying HOA fees; interfacing with vendors and contractors and accounting and compliance.
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
Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
We believe our financial results during the three months ended March 31, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended March 31, 2014 and 2013:

Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Rental revenue	$15,930	$4,322
Management services revenue	113	104
Interest and other	1,411	821
Total revenue	17,454	5,247
Expenses:
Property operating and maintenance	4,146	923
Real estate taxes	3,111	497
Homeowners’ association fees	460	153
Acquisition	67	1,775
Depreciation and amortization	9,464	3,140
General, administrative and other	3,720	2,537
Interest	4,230	371
Total expenses	25,198	9,396
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(7,744)	(4,149)
Equity in net (loss) income of unconsolidated ventures	(50)	90
Net loss and comprehensive loss	(7,794)	(4,059)
Net loss and comprehensive loss attributable to non-controlling interests	125	40
Net loss and comprehensive loss attributable to common stockholders	$(7,669)	$(4,019)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $15.9 million for the three months ended March 31, 2014 was comprised of approximately $14.6 million of rental revenue from self-managed properties and approximately $1.4 million of revenue from preferred operator program properties. As of March 31, 2014, approximately 81% of our properties were leased. Rental revenue for the three months ended March 31, 2013 was $4.3 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 2,531 to 6,762 homes as of March 31, 2013 and 2014, respectively, and higher rental income generated from the leases of an additional 3,336 homes.
Management Services Revenue
Management services revenue was $0.1 million for each of the three months ended March 31, 2014 and 2013 for property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue was $1.4 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $0.6 million. The increase in interest and other revenue is primarily attributable to growth in our mortgage financings.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $4.1 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $3.2 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.

Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $3.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $2.6 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees were $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $0.3 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses were $0.1 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $1.7 million. The reduction in acquisition costs is primarily attributable to the decrease in portfolio acquisitions with in-place leases at the time of acquisition.
Depreciation and Amortization
Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to in-place lease intangibles, deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases. The increase in depreciation and amortization is attributable to the growth in our real estate portfolio. The following table summarizes our depreciation and amortization expense (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation of real estate portfolio	$7,938	2,058
Depreciation of other assets	172	39
Amortization of in-place lease intangibles and other direct costs	1,354	1,043
Total depreciation and amortization	$9,464	$3,140
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $3.7 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $1.2 million. The increase in general, administrative and other expense was primarily attributable to additional headcount to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of senior secured revolving credit facility, or the Credit Facility, the amortization of deferred financing costs incurred in connection with the Credit Facility and the exchangeable senior notes, or the Notes, and non-cash charges related to the accretion of the discount on the Notes. Interest expense was $4.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $3.8 million. The increase in interest expense is primarily attributable to the increase in borrowings under the Credit Facility and issuance of the Notes to fund acquisition activities.

Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the three months March 31, 2014 and 2013.

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
Investments in Unconsolidated Ventures
Investments in ventures are generally accounted for under the equity method of accounting when we exercise significant influence over the venture but we do not serve as managing member or control the venture. Net income/loss allocations are included in the investment balance along with the contributions made and distributions received over the life of the investment. In October 2012, we invested approximately $5.5 million in Flat Iron VI LLC, a joint venture in which our equity interest is approximately 78% of the total amount invested. In December 2012, we invested approximately $4.7 million in Siphon Draw LLC, a joint venture in which our equity interest is approximately 80% of the total amount invested. In May 2013, we invested approximately $18.0 million in Red Rock River LLC, a joint venture in which our equity interest is approximately 62% of the total amount invested. The joint ventures used invested funds to purchase portfolios of residential mortgage loans.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, or the Code. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income.
Qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute.

Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state and local income and franchise taxes, and our TRS will be subject to federal, state and local taxes on its income. Franchise taxes are included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.
We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake will be conducted in our TRS, such as third-party property management and non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes, which are not material.
We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of March 31, 2014 and 2013, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at March 31, 2014 and 2013.
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
Recent Accounting Pronouncements
See Note 2 to the March 31, 2014 unaudited condensed consolidated financial statements.
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
Our liquidity and capital resources as of March 31, 2014 consisted of cash and cash equivalents of $50.9 million, including $20.1 million held by designated brokers to facilitate the acquisition of properties.
As of March 31, 2014, $303.0 million was outstanding under the Credit Facility, with remaining availability of $32.3 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
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
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectibility of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2014 increased $6.5 million to $7.1 million, compared to cash provided by operating activities for the three months ended March 31, 2013 of $0.6 million. Net income for the three months ended March 31, 2014, adjusted for depreciation and amortization, amortization of stock-based compensation, amortization of deferred financing costs, accretion of the discount on the Notes and bad debt expense, was $4.6 million, an increase of $4.4 million compared to the three months ended March 31, 2013. The increase is primarily attributable to the increase in the size of our real estate portfolio and aggregate number of homes leased.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 was $114.4 million and was primarily the result of property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings. We utilized $108.6 million for property acquisitions, including the purchase price and the value of any in-place leases, $8.3 million in capital improvements, of which $6.7 million was related to initial renovations on newly acquired properties and $1.6 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was $157,261 for acquisitions that occurred in the three months ended March 31, 2014.
We invested $5.4 million in mortgage financings, offset by $12.3 million in repayments of mortgage financings.
Cash used in investing activities for the three months ended March 31, 2013 was $85.9 million, primarily due to property acquisitions and investments in mortgage financings.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014 was $133.8 million and was primarily attributable to net borrowings of $134.0 million under the Credit Facility to fund acquisition activities.
Cash provided by financing activities for the three months ended March 31, 2013 of $29.5 million was primarily attributable to borrowings of $31.3 million under the Credit Facility to fund acquisition activities.
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we are required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of March 31, 2014, no dividends have been declared.
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

Contractual Obligations
The following table provides information with respect to our commitments as of March 31, 2014, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	Less than 1 Year (2014)	1-3 years (2015-2016)	3-5 years (2017-2018)	More than 5 years (after 2018)
Debt obligations(1)	$418,000	$—	$303,000	$115,000	$—
Interest payment obligations(2)	25,712	10,728	7,934	7,050	—
Operating lease(3)	3,157	637	1,238	1,282	—
Property acquisition obligations(4)	48,910	48,910	—	—	—
Total	$495,779	$60,275	$312,172	$123,332	$—
 ______________

(1)	Represents amounts outstanding under the Credit Facility and the Notes.

(2)	Interest payment obligations were calculated using interest rates applicable as of March 31, 2014.

(3)
Includes operating leases for corporate office space at 7047 East Greenway Parkway Road, Scottsdale, Arizona, 6060 North Central Expressway, 5th Floor, Dallas, Texas, 4753 North Broadway, Chicago, Illinois and 201 17th Street, Atlanta, Georgia.

(4)
Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of March 31, 2014. Acquisition deposits were paid through March 31, 2014 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations
The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to funds from operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(7,794)	$(4,059)
Add: Depreciation and amortization of real estate assets	9,292	3,101
FFO	$1,498	$(958)
FFO attributable to common stockholders (1)	$1,474	$(948)
FFO per share of common stock, basic and diluted	$0.05	$(0.05)
Weighted-average number of shares of common stock outstanding:
Basic	32,130,733	18,414,830
Diluted (2)	32,755,110	18,414,830
 ______________

(1)	Based on a weighted-average interest in our operating partnership of approximately 98.39% and 99.00%, for the three months ended March 31, 2014 and 2013, respectively.

(2)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
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
Interest Rate Risk
We have interest rate risk with respect to our debt. Our fixed rate debt consists of the Notes. Our variable rate debt consists of the Credit Facility. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument, but has no impact on interest expense or cash flow. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not generally impact the fair value of the instrument. The fair value of the Notes is also impacted by changes in the market price of our common stock.
As of March 31, 2014, $303.0 million was outstanding and $32.3 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $303.0 million under the Credit Facility were to increase or decrease by 50 basis points, our interest expense would increase or decrease by approximately $1.5 million, respectively.
The following table presents the principal amounts, weighted-average interest rates, maturities and fair values of our fixed and variable rate debt by year as of March 31, 2014 (amounts in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$—	$115,000	$—	$—	$115,000
Average interest rate	—%	—%	—%	3.25%	—%	—%	3.25%
Variable rate debt	$303,000	$—	$—	$—	$—	$—	$303,000
Average interest rate	2.93%	—%	—%	—%	—%	—%	2.93%
Total	$303,000	$—	$—	$115,000	$—	$—	$418,000

The table reflects aggregate principal indebtedness outstanding as of March 31, 2014 and does not reflect indebtedness, if any, incurred after that date. For information regarding the fair value of our long-term debt, see Note 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Item 1A. Risk Factors” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the SEC on March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1†*	Form of LTIP Unit Performance-Based Vesting Agreement (for executives).

10.2†*	Form of LTIP Unit Vesting Agreement (time-based) (for executives)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement

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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: May 15, 2014	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: May 15, 2014	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†*	Form of LTIP Unit Performance-Based Vesting Agreement (for executives).

10.2†*	Form of LTIP Unit Vesting Agreement (time-based) (for executives).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement

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