Form 10-Q
period 2014-06-30
American Residential Properties, Inc.
filed 2014-08-14
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2014, there were 32,192,146 shares of common stock, $0.01 par value per share, outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investment in real estate:
Land	$195,246	$158,795
Building and improvements	793,438	627,881
Furniture, fixtures and equipment	8,198	6,930
	996,882	793,606
Less: accumulated depreciation	(35,184)	(18,058)
Investment in real estate, net	961,698	775,548
Mortgage financings	27,937	43,512
Cash and cash equivalents	38,096	24,294
Acquisition deposits	4,415	282
Rents and other receivables, net	2,896	2,949
Deferred leasing costs and lease intangibles, net	3,678	2,454
Deferred financing costs, net	6,383	6,558
Investment in unconsolidated ventures	26,262	26,611
Goodwill	3,500	3,500
Other, net	8,690	8,494
Total assets	$1,083,555	$894,202

Liabilities and Equity
Liabilities:
Revolving credit facility	$364,000	$169,000
Exchangeable senior notes, net	100,733	99,377
Accounts payable and accrued expenses	16,244	12,862
Security deposits	6,604	3,995
Prepaid rent	2,794	1,549
Total liabilities	490,375	286,783
Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,192,146 and 32,171,102 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	322	322
Additional paid-in capital	628,493	628,210
Accumulated deficit	(46,400)	(31,122)
Total American Residential Properties, Inc. stockholders’ equity	582,415	597,410
Non-controlling interests	10,765	10,009
Total equity	593,180	607,419
Total liabilities and equity	$1,083,555	$894,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Self-managed rental revenue	$18,178	$4,959	$32,740	$7,910
Preferred operator rental revenue	1,310	1,999	2,678	3,370
Management services (related party)	108	110	221	214
Interest and other	1,158	1,340	2,569	2,161
Total revenue	20,754	8,408	38,208	13,655
Expenses:
Property operating and maintenance	4,933	1,503	9,079	2,426
Real estate taxes	3,661	1,027	6,772	1,524
Homeowners’ association fees	505	365	965	518
Acquisition	14	1,674	81	3,449
Depreciation and amortization	10,920	4,638	20,384	7,778
General, administrative and other	3,498	6,676	7,218	9,213
Interest	4,869	682	9,099	1,053
Total expenses	28,400	16,565	53,598	25,961
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(7,646)	(8,157)	(15,390)	(12,306)
Equity in net (loss) income of unconsolidated ventures	(96)	(30)	(146)	60
Net loss and comprehensive loss	(7,742)	(8,187)	(15,536)	(12,246)
Net loss and comprehensive loss attributable to non-controlling interests	133	116	258	151
Net loss and comprehensive loss attributable to common stockholders	$(7,609)	$(8,071)	$(15,278)	$(12,095)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.24)	$(0.31)	$(0.48)	$(0.55)
Weighted-average number of shares of common stock outstanding	32,135,439	25,651,231	32,133,099	22,053,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	32,171,102	$322	$—	$628,210	$(31,122)	$10,009	$607,419
Issuance of common stock	24,401	—	—	164	—	(164)	—
Repurchase of common stock	(3,357)	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	(15,278)	(258)	(15,536)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	180	—	1,178	1,358
Balance at June 30, 2014	32,192,146	$322	$—	$628,493	$(46,400)	$10,765	$593,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(15,536)	$(12,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,384	7,778
Amortization of stock-based compensation	1,358	4,295
Amortization of deferred financing costs	2,073	504
Accretion of discount on senior exchangeable notes	1,356	—
Bad debt expense	1,166	428
Straight line rent revenue	123	(58)
Equity in net loss (income) of unconsolidated ventures	146	(60)
Distributions from unconsolidated ventures	—	60
Changes in operating assets and liabilities:
Rent and other receivables, net	(1,236)	(901)
Deferred leasing costs, net	(3,762)	(510)
Other assets, net	(576)	(1,682)
Accounts payable, accrued expenses and other liabilities	6,719	4,542
Net cash provided by operating activities	12,215	2,150
Investing activities:
Improvements of real estate	(22,506)	(5,850)
Property acquisitions, including acquired in-place leases	(180,593)	(257,216)
Investment in mortgage financings	(9,755)	(33,913)
Repayments from mortgage financings	25,330	9,295
Contributions to unconsolidated ventures	—	(18,000)
Distributions from unconsolidated ventures	203	560
Increase in acquisition deposits	(4,133)	(3,672)
Net cash used in investing activities	(191,454)	(308,796)
Financing activities:
Borrowings under revolving credit facility	233,000	109,000
Repayments of revolving credit facility	(38,000)	(109,000)
Proceeds from issuance of common stock	—	288,471
Common stock issuance transaction costs	—	(22,578)
Deferred financing costs	(1,898)	(2,437)
Repurchase of common stock	(61)	—
Net cash provided by financing activities	193,041	263,456
Net increase (decrease) in cash and cash equivalents	13,802	(43,190)
Cash and cash equivalents—beginning of period	24,294	101,725
Cash and cash equivalents—end of period	$38,096	$58,535
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$1,731	$613
Cash paid for interest	$5,473	$456
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.	Company’s Organization and Operations
As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.2% interest as of June 30, 2014 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
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
As of June 30, 2014, we owned 7,205 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the six months ended June 30, 2014 or 2013.
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
Mortgage loans as of June 30, 2014 include approximately $27.2 million of short-term loans with a weighted-average interest rate of approximately 11.8% and a weighted-average remaining term of approximately 97 days and approximately $0.8 million in long-term loans with a weighted-average interest rate of approximately 8.0% and a weighted-average remaining term of approximately 29 years.
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
Included in the cash and cash equivalents balance is approximately $20.2 million of cash held with designated brokers to facilitate the acquisition of properties as of June 30, 2014. There was no cash held with designated brokers as of December 31, 2013.
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
Our rents and other receivables for self-managed and preferred operator program homes are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $0.7 million and $0.3 million, respectively, for a total of $1.0 million as of June 30, 2014. The allowance for doubtful accounts was $1.7 million as of December 31, 2013.
We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.4 million and $0.2 million, respectively, for a total of $0.6 million for the three months ended June 30, 2014. We recorded a provision for doubtful accounts for self-managed and preferred operator program homes of approximately $0.8 million and $0.4 million, respectively, for a total of $1.2 million for the six months ended June 30, 2014. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.2 million and $48,000, respectively, for a total of $0.3 million for the three months ended June 30, 2013. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.4 million and $48,000, respectively, for a total of $0.4 million for the six months ended June 30, 2013.
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
We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of June 30, 2014, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at June 30, 2014.
We file federal, state and local income tax returns. Federal and state tax returns filed for 2012 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We had net operating loss carryforwards for income tax purposes at December 31, 2013 and 2012. These losses will be available to reduce future taxable income or distribution requirements until they expire, which varies by jurisdiction but generally is not more than 20 years from the tax year in which they originate. Based on all available evidence, we cannot conclude it is more likely than not these attributes will be utilized in the future and thus a valuation allowance has been recorded against them.
Earnings (Loss) Per Share
Basic earnings (loss) per share, or EPS, is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed by dividing net loss attributable to common stockholders as adjusted for dilutive securities, by the weighted-average number of shares of common stock outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation. Potentially dilutive securities include unvested restricted shares of our common stock, Operating Partnership units, or OP units, vested and unvested Long Term Incentive Plan units, or LTIP units, and exchangeable senior notes. We intend to satisfy our exchange obligation for the principal amount of the exchangeable senior notes to the exchanging note holders entirely in cash. As we intend to settle the principal amount of the exchangeable senior notes in cash, the "if-converted" method to include debt in diluted EPS is not applicable and the treasury stock method is being used and as our stock price is below the conversion price, there is no impact.
Comprehensive Loss
Net loss and comprehensive loss are the same for the three and six months ended June 30, 2014 and 2013.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

3.	Lease Intangibles
Our identifiable intangible assets as of June 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Acquired in-place leases	$674	$1,823
Less: accumulated amortization	(365)	(1,039)
Intangible lease assets, net	$309	$784
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $0.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.8 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.

4.	Debt
Senior Secured Revolving Credit Facility
In 2013, we entered into an amended and restated $380 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $500 million, subject to meeting certain criteria. In June 2014, we exercised the accordion feature, increasing our borrowing capacity to $500 million. In June 2014, we also amended the Credit Facility, increasing the size of the accordion feature to allow further increases of the borrowing capacity to an aggregate maximum of $750 million, subject to meeting certain criteria and obtaining additional commitments from the lenders. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. As of June 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

The Credit Facility matures in January 2015 and has an optional one-year extension (assuming our compliance with applicable covenants). Borrowings under the Credit Facility bear interest, at our option, at either the one-month, two-month, three-month or six-month Eurodollar rate or the base rate, plus, in each case, a spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. The Eurodollar rate for an interest period is the London Interbank Offered Rate, or LIBOR, for a term equivalent to such period plus a spread ranging from 2.50% to 3.25% (determined as described in the preceding sentence) and the base rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's "prime rate" for such day and (c) the one-month Eurodollar rate plus 1.00% plus a spread ranging from 1.50% to 2.25% (determined as described in the preceding sentence). We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three and six months ended June 30, 2014, we incurred non-utilization fees of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2013 we incurred non-utilization fees of $0.2 million and $0.3 million, respectively.
As of June 30, 2014, $364.0 million was outstanding under the Credit Facility, bearing interest at a weighted-average rate of 2.8%, with remaining availability of $126.4 million.
We have incurred $6.6 million in financing costs in connection with the Credit Facility, which are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.
Exchangeable Senior Notes
In November 2013, we issued and sold $115.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2018, or the Notes. The Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2014, until the maturity date of November 15, 2018. The Operating Partnership’s obligations under the Notes are fully and unconditionally guaranteed by the Company. The Notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of our common stock per $1,000 principal amount of Notes, which rate is subject to adjustment under certain circumstances up to a maximum of 57.5043 shares of our common stock per $1,000 principal amount of Notes. At the initial exchange rate, the Notes are exchangeable for our common stock at an exchange price of approximately $21.30 per share of our common stock, representing an approximately 22.5% premium over the last reported sale price of the our common stock on November 21, 2013, which was $17.39 per share.
In connection with the issuance of the Notes, we recorded approximately $99.1 million within exchangeable senior notes on the accompanying condensed consolidated balance sheets, based on the fair value of the instrument using a straight-debt rate of 6.5% at the time of issuance, and approximately $15.4 million in additional paid-in-capital, net of $0.5 million in financing costs, in the accompanying condensed consolidated statement of equity. The difference between the $115.0 million face amount and the $99.1 million will be accreted over the five-year period ended November 15, 2018. As of June 30, 2014, the unaccreted discount was $14.3 million. We incurred $3.8 million in financing costs, of which $3.3 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets to be amortized to interest expense over the term of the Notes.

5.	Earnings (Loss) Per Share
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(7,609)	$(8,071)	$(15,278)	$(12,095)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,135,439	25,651,231	32,133,099	22,053,021
Net loss per share of common stock, basic and diluted	$(0.24)	$(0.31)	$(0.48)	$(0.55)

For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were Operating Partnership units, or OP units, and vested LTIP units, or Long Term Incentive Plan units, unvested LTIP units, and unvested restricted stock. The weighted-average number of shares of potentially dilutive securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OP and vested LTIP units	562,464	364,464	543,806	275,471
Unvested LTIP units	154,499	328,026	168,540	410,272
Unvested restricted stock	47,413	24,185	43,911	12,160
Unvested market-based LTIP units	347,125	—	342,635	—
Potentially dilutive shares	1,111,501	716,675	1,098,892	697,903

6.	Stock Compensation
We award stock-based compensation to certain employees, executives and members of our Board of Directors under the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of June 30, 2014, there were 480,937 shares of our common stock available for grant under our 2012 Equity Incentive Plan.
We recorded stock-based compensation cost of approximately $0.7 million and $1.4 million as part of general, administrative and other expense in the condensed consolidated statement of operations and comprehensive loss during each of the three and six months ended June 30, 2014, respectively. The stock-based compensation cost recorded during the three and six months ended June 30, 2013 was $3.6 million and $4.3 million, respectively.
LTIP Units
Under our 2012 Equity Incentive Plan, we may grant LTIP units. LTIP units are a special class of partnership interests in our Operating Partnership with certain restrictions, which are convertible into OP units subject to satisfying vesting and other conditions. LTIP unit holders are entitled to receive the same distributions as holders of our OP units (only if we pay such distributions) on the unvested portion of their LTIP units. The vesting of LTIP units is determined at the time of the grant and may be based on performance criteria. Any unvested LTIP units are forfeited, except in limited circumstances, as determined by the Compensation Committee of our Board of Directors, when the recipient is no longer employed by us or when a director leaves our Board of Directors for any reason. LTIP units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement.

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
The following table summarizes information about the service-based LTIP units outstanding as of June 30, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	349,941	174,242	524,183	$16.98
Granted	—	59,294	59,294	$15.71
Vested	73,634	(73,634)	—	$17.10
Converted	(9,633)	—	(9,633)	$17.00
Canceled	—	(4,166)	(4,166)	$17.00
Balance, June 30, 2014	413,942	155,736	569,678	$16.85
Total unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $2.1 million as of June 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.6 years, subject to the stated vesting conditions.
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
In June 2014, we issued 39,136 LTIP units, of which up to 100% will vest based on the percentage increase of the Company's TSR beginning on January 1, 2014. The market-based LTIP awards were valued on the date of grant using a Monte Carlo simulation method. The aggregate grant date fair value of the market-based LTIP units was $0.4 million.
The following table summarizes information about the market-based LTIP units outstanding as of June 30, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	—	338,094	338,094	$5.58
Granted	—	39,136	39,136	$10.12
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, June 30, 2014	—	377,230	377,230	$6.05
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.7 million as of June 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 3.6 years, subject to stated vesting conditions.
Restricted Stock
Under our 2012 Equity Incentive Plan, we may grant restricted shares of our common stock. Restricted shares of our common stock are valued at the per-share market close trading price of our common stock on the date of grant and compensation expense is recognized over the vesting period, which approximates a straight-line basis. These shares generally vest over three years based on continued service or employment. We valued the restricted shares of our common stock based on the closing price of our commons stock on the grant date.
The following table summarizes information about the shares of restricted common stock outstanding as of June 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2013	40,369	$21.00
Granted	17,944	$17.98
Vested	(10,651)	$20.91
Canceled	(1,667)	$21.00
Unvested at June 30, 2014	45,995	$19.84
Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.8 million as of June 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, acquisition deposits, rents and other receivables and accounts payable and accrued expenses. The carrying amount of these instruments approximates fair value because of their short-term nature.
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
The fair value of our Notes using Level 2 assumptions is as follows (amounts in thousands):

	June 30, 2014
	Fair Value	Carrying Value
Exchangeable senior notes (1)	$123,769	$100,733
 ______________
(1)    The carrying amount of the exchangeable senior notes includes a discount of $14,267.

8.	Transactions With Related Parties
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
We earned approximately $0.1 million and $0.1 million in property management fees during the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively.
Accounts receivable of approximately $1,191 and $42,955 due from Phoenix Fund and ARM are included in rents and other receivables, net in our condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

9.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of June 30, 2014, there were 588,942 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.8% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 413,942 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.7% and 1.4% for the three months ended June 30, 2014 and 2013, respectively, and 1.7% and 1.2% for the six months ended June 30, 2014 and 2013, respectively.

10.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of June 30, 2014.
Accepted Purchase Offers

As of June 30, 2014, we have committed to purchase single-family homes for a total purchase price of approximately $37.8 million. These are offers to purchase properties that were accepted by the sellers but had not closed as of June 30, 2014.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.
Concentrations
Approximately 49% of our properties are located in Arizona and Texas, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.

11.	Subsequent Events
For the period from July 1, 2014 to July 31, 2014, we acquired 242 single-family homes for a total purchase price of approximately $36.3 million and contracted to acquire 434 single-family homes for a total purchase price of approximately $72.9 million.

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
As of June 30, 2014, we owned 7,205 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.0 billion, and we managed an additional 540 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from July 1, 2014 to July 31, 2014, we acquired 242 single-family homes for a total purchase price of approximately $36 million and contracted to acquire 434 additional homes for a total purchase price of approximately $73 million. Of the 676 homes we acquired or contracted to acquire during this period, 241 are in Georgia, 150 are in Texas, 125 are in Tennessee, 83 are in Florida and 77 are in North Carolina. There is no assurance that we will close on the properties we have under contract.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of June 30, 2014, our private mortgage portfolio had an aggregate outstanding principal balance of $27.2 million, a weighted-average interest rate of 11.8% per annum and a weighted-average remaining term of 97 days. We also owned an additional $0.8 million in long-term mortgage investments.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own, as of June 30, 2014, after giving effect to vested and unvested LTIP awards, a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary.
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
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $20.2 trillion, according to the 2014 first quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.
We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.
Property Portfolio
The following three tables present summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of June 30, 2014, in descending order of aggregate investment. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes - Summary Statistics
(As of June 30, 2014)

MSA/Metro Division	Number of Homes	Aggregate Investment (thousands)	Average Investment Per Home(1)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,381	$200,617	$145,269	94.9%	17	1,713
Houston, TX	1,071	$157,705	$147,250	94.9%	7	1,928
Dallas-Fort Worth, TX	753	$120,819	$160,450	94.3%	11	2,095
Nashville, TN	477	$78,567	$164,711	89.7%	10	1,868
Chicago, IL	511	$66,787	$130,699	100.0%	55	1,404
Atlanta, GA	480	$59,501	$123,960	65.0%	17	1,960
Other Texas	307	$53,443	$174,081	95.4%	10	1,967
Florida	419	$49,775	$118,795	62.8%	13	1,620
Inland Empire, CA	213	$38,441	$180,474	93.4%	16	1,915
Indianapolis, IN	555	$36,382	$65,553	68.3%	52	1,316
Charlotte, NC-SC	223	$33,737	$151,287	93.3%	9	1,995
Raleigh, NC	206	$30,554	$148,320	87.4%	8	1,710
Winston-Salem, NC	234	$29,364	$125,487	98.3%	12	1,421
Other California	82	$10,751	$131,110	91.5%	36	1,336
Las Vegas, NV	68	$7,433	$109,309	92.6%	15	1,553
Other MSAs/Metro Divisions	225	$33,011	$146,716	92.9%	9	1,605
Total/Weighted Average	7,205	$1,006,887	$139,748	88.6%	19	1,760
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

Portfolio of Self-Managed Single-Family Homes - Summary Statistics
(As of June 30, 2014)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment (thousands)	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(4)
Phoenix, AZ	1,381	$138,085	$7,184	$145,269	$200,617	94.9%	17	1,713	$1,036	8.6%
Houston, TX	1,071	$140,839	$6,411	$147,250	$157,705	94.9%	7	1,928	$1,381	11.3%
Dallas-Fort Worth, TX	753	$149,891	$10,559	$160,450	$120,819	94.3%	11	2,095	$1,447	10.8%
Nashville, TN	477	$154,892	$9,819	$164,711	$78,567	89.7%	10	1,868	$1,359	10.0%
Atlanta, GA	480	$114,373	$9,587	$123,960	$59,501	65.0%	17	1,960	$1,114	11.1%
Other Texas	307	$162,875	$11,206	$174,081	$53,443	95.4%	10	1,967	$1,561	10.8%
Florida	419	$112,884	$5,911	$118,795	$49,775	62.8%	13	1,620	$960	11.1%
Inland Empire, CA	213	$156,562	$23,912	$180,474	$38,441	93.4%	16	1,915	$1,400	9.3%
Charlotte, NC-SC	223	$143,531	$7,756	$151,287	$33,737	93.3%	9	1,995	$1,190	9.5%
Indianapolis, IN	456	$65,409	$4,260	$69,669	$31,769	61.4%	50	1,349	$823	13.9%
Raleigh, NC	206	$141,220	$7,100	$148,320	$30,554	87.4%	8	1,710	$1,222	9.8%
Winston-Salem, NC	234	$122,619	$2,868	$125,487	$29,364	98.3%	12	1,421	$1,074	10.3%
Other California	82	$109,989	$21,121	$131,110	$10,751	91.5%	36	1,336	$1,051	9.5%
Las Vegas, NV	68	$97,742	$11,567	$109,309	$7,433	92.6%	15	1,553	$1,033	11.3%
Other MSAs/Metro Divisions	225	$139,782	$6,934	$146,716	$33,011	92.9%	9	1,605	$1,256	10.1%
Total/Weighted Average	6,595	$133,521	$8,327	$141,848	$935,487	87.6%	15	1,797	$1,222	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of June 30, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

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

Portfolio of Preferred Operator Program Single-Family Homes - Summary Statistics
(As of June 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Aggregate Investment (thousands)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us(3)	Annual Rent as a Percentage of Average Investment Per Home(4)
Chicago, IL	511	$130,698	$66,787	100%	55	1,404	$794	7.3%
Indianapolis, IN	99	$46,595	$4,613	100%	62	1,162	$348	9.0%
Total/Weighted Average	610	$117,048	$71,400	100%	56	1,365	$722	7.4%
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
The following table presents summary statistics of the our portfolio of stabilized single-family homes by MSA and metro division as of June 30, 2014, in descending order of number of homes.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
(As of June 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Phoenix, AZ	1,379	$145,343	1,311	68	95.1%
Houston, TX	1,050	$147,073	1,016	34	96.8%
Dallas-Fort Worth, TX	732	$160,734	710	22	97.0%
Chicago, IL	511	$130,698	511	—	100.0%
Indianapolis, IN	430	$65,367	379	51	88.1%
Nashville, TN	430	$162,844	428	2	99.5%
Atlanta, GA	355	$115,565	312	43	87.9%
Other Texas	304	$173,974	293	11	96.4%
Florida	289	$101,149	263	26	91.0%
Winston-Salem, NC	232	$125,441	230	2	99.1%
Charlotte, NC-SC	215	$150,736	208	7	96.7%
Inland Empire, CA	213	$180,473	199	14	93.4%
Raleigh, NC	198	$149,349	180	18	90.9%
Other California	82	$131,104	75	7	91.5%
Las Vegas, NV	66	$109,755	63	3	95.5%
Other MSAs/Metro Divisions	223	$146,232	209	14	93.7%
Total/Weighted Average	6,709	$140,215	6,387	322	95.2%
 ______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated by us and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of June 30, 2014, 172 homes were available for rent, 123 homes were undergoing renovation and 27 homes were occupied with no lease.

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
The following three tables present summary statistics of our portfolio of single-family homes we owned for at least six months as of June 30, 2014, in descending order of number of homes. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of June 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Homes Leased	Homes Vacant(2)	Percentage Leased
Phoenix, AZ	1,381	$145,270	1,311	70	94.9%
Houston, TX	956	$144,652	921	35	96.3%
Dallas-Fort Worth, TX	584	$160,586	564	20	96.6%
Chicago, IL	496	$130,533	496	—	100.0%
Indianapolis, IN	493	$56,504	339	154	68.8%
Atlanta, GA	260	$93,596	201	59	77.3%
Other Texas	249	$170,380	239	10	96.0%
Florida	233	$80,698	201	32	86.3%
Nashville, TN	224	$137,217	222	2	99.1%
Winston-Salem, NC	223	$125,498	221	2	99.1%
Inland Empire, CA	213	$180,473	199	14	93.4%
Raleigh, NC	203	$148,467	178	25	87.7%
Charlotte, NC-SC	191	$148,608	184	7	96.3%
Other California	82	$131,105	75	7	91.5%
Las Vegas, NV	68	$109,305	63	5	92.6%
Other MSAs/Metro Divisions	218	$145,580	204	14	93.6%
Total/Weighted Average	6,074	$134,419	5,618	456	92.5%
  ______________

(1)	Represents average purchase price plus average capital expenditures.

(2)	As of June 30, 2014, 254 homes were available for rent, 171 homes were undergoing renovation and 31 homes were occupied with no lease.

Portfolio of Self-Managed Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of June 30, 2014)

								Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditure Per Home(2)	Average Investment Per Home(3)	Homes Leased	Homes Vacant(4)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(5)
Phoenix, AZ	1,381	$138,086	$7,184	$145,270	1,311	70	94.9%	$1,036	8.6%
Houston, TX	956	$138,690	$5,962	$144,652	921	35	96.3%	$1,355	11.3%
Dallas-Fort Worth, TX	584	$149,539	$11,047	$160,586	564	20	96.6%	$1,424	10.6%
Indianapolis, IN	394	$55,461	$3,533	$58,994	240	154	60.9%	$761	15.2%
Atlanta, GA	260	$86,463	$7,133	$93,596	201	59	77.3%	$1,000	12.3%
Other Texas	249	$159,886	$10,494	$170,380	239	10	96.0%	$1,522	10.7%
Florida	233	$75,283	$5,415	$80,698	201	32	86.3%	$847	12.4%
Nashville, TN	224	$129,240	$7,977	$137,217	222	2	99.1%	$1,251	10.9%
Winston-Salem, NC	223	$122,781	$2,717	$125,498	221	2	99.1%	$1,076	10.3%
Inland Empire, CA	213	$156,561	$23,912	$180,473	199	14	93.4%	$1,400	9.3%
Raleigh, NC	203	$141,300	$7,167	$148,467	178	25	87.7%	$1,223	9.8%
Charlotte, NC-SC	191	$141,317	$7,291	$148,608	184	7	96.3%	$1,179	9.5%
Other California	82	$109,984	$21,121	$131,105	75	7	91.5%	$1,051	9.5%
Las Vegas, NV	68	$97,738	$11,567	$109,305	63	5	92.6%	$1,033	11.3%
Other MSAs/Metro Divisions	218	$138,771	$6,809	$145,580	204	14	93.6%	$1,252	10.1%
Total/Weighted Average	5,479	$128,412	$7,945	$136,357	5,023	456	91.7%	$1,186	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of June 30, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

(4)	As of June 30, 2014, 254 homes were available for rent, 171 homes were undergoing renovation and 31 homes were occupied with no lease.

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

Portfolio of Preferred Operator Program Single-Family Homes
Owned for Six Months or Longer—Summary Statistics
(As of June 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Percentage Leased(2)	Average Monthly Rent Per Home Paid by Preferred Operator to Us	Annual Rent as a Percentage of Average Investment Per Home(3)
Chicago, IL	496	$130,533	100%	$793	7.3%
Indianapolis, IN	99	$46,595	100%	$348	9.0%
Total/Weighted Average	595	$116,567	100%	$719	7.4%
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
Highlights of Second Quarter of 2014
Amended Credit Facility
In June 2014, we amended the credit agreement governing our senior secured revolving credit facility, to, among other things, increase the maximum borrowing amount from $380 million to $500 million. In addition, the amendment agreed to by the lenders increased the size of the accordion feature to provide for a maximum borrowing amount of $750 million, subject to meeting certain criteria and obtaining additional commitments from the lenders.
Acquisitions
From April 1, 2014 to June 30, 2014, we acquired 443 single-family homes, of which 134 are in Florida, 110 are in Tennessee, 94 are in Texas, 90 are in Georgia, 8 are in North Carolina, 6 are in Indiana and 1 is in Arizona, and incurred renovation costs on our existing portfolio, for a total capital investment of approximately $86.3 million.
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
Property Acquisitions
We have grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.
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
As of June 30, 2014, we had 6,709 properties owned in our portfolio of stabilized single-family homes, of which 95% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the three months ended June 30, 2014, approximately 93.9% of our total revenue was attributable to rental activity, 0.5% was attributable to management services and the remaining 5.6% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.
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
The following table summarizes portfolio and operating metrics as of June 30, 2014 and March 31, 2014.

	As of June 30, 2014		As of March 31, 2014
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	6,595	87.6%	6,152	79.5%
Preferred operator program(2)	610	100.0%	610	100.0%
Total properties	7,205	88.6%	6,762	81.4%

Portfolio of stabilized single-family homes (3)
Self-managed (1)	6,099	94.7%	5,277	92.7%
Preferred operator program(2)	610	100.0%	610	100.0%
Total properties	6,709	95.2%	5,887	93.4%

Portfolio of single-family homes owned six months or longer
Self-managed (1)	5,479	91.7%	4,904	87.7%
Preferred operator program (2)	595	100.0%	536	100.0%
Total properties	6,074	92.5%	5,440	88.9%
______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

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

(3)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated and may require future renovations to meet our standards.

The following table summarizes our acquisition activity by quarter from March 31, 2013 through June 30, 2014.

		Three Months Ended
	Total Owned Properties as of June 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013(1)	September 30, 2013	June 30, 2013	Total Owned Properties as of March 31, 2013
Portfolio of single-family homes
Self-managed	6,595	443	674	1,401	1,244	1,312	1,521
Preferred operator program	610	—	15	(768)	107	246	1,010
Total properties	7,205	443	689	633	1,351	1,558	2,531
______________

(1)
During the fourth quarter of 2013, 828 homes we own were transferred from the preferred operator program portfolio to our self-managed portfolio as a result of terminated leases with three of our preferred operators. Excluding the transfer, 573 homes were added to our self-managed portfolio and 60 homes were added to our preferred operator program portfolio during the three months ended December 31, 2013.

For the period from July 1, 2014 to July 31, 2014, we acquired 242 single-family homes for a total purchase price of approximately $36 million and contracted to acquire 434 additional homes for a total purchase price of approximately $73 million. Of the 676 homes we acquired or contracted to acquire during this period, 241 are in Georgia, 150 are in Texas, 125 are in Tennessee, 83 are in Florida and 77 are in North Carolina. There is no assurance that we will close on the properties we have under contract.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.
Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of June 30, 2014, 610 of our properties were managed by local operators through our preferred operator program.
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
Based on our experience, we believe that the property-related expenses for vacancy, bad debt, property taxes, insurance, HOA fees, repairs and maintenance and capital expenditure reserves and the costs for property management services, such as managing the process of restoring, marketing, leasing and maintaining our stabilized single-family homes, will average between 40% and 45% of gross rental revenue. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services.
Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
We believe our financial results during the three months ended June 30, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended June 30, 2014 and 2013:
Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,
	2014	2013
Revenue:
Rental revenue	$19,488	$6,958
Management services revenue	108	110
Interest and other	1,158	1,340
Total revenue	20,754	8,408
Expenses:
Property operating and maintenance	4,933	1,503
Real estate taxes	3,661	1,027
Homeowners’ association fees	505	365
Acquisition	14	1,674
Depreciation and amortization	10,920	4,638
General, administrative and other	3,498	6,676
Interest	4,869	682
Total expenses	28,400	16,565
Loss from continuing operations before equity in net loss of unconsolidated ventures	(7,646)	(8,157)
Equity in net loss of unconsolidated ventures	(96)	(30)
Net loss and comprehensive loss	(7,742)	(8,187)
Net loss and comprehensive loss attributable to non-controlling interests	133	116
Net loss and comprehensive loss attributable to common stockholders	$(7,609)	$(8,071)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $19.5 million for the three months ended June 30, 2014 was comprised of approximately $18.2 million of rental revenue from self-managed properties and approximately $1.3 million of revenue from preferred operator program properties. As of June 30, 2014, approximately 88.6% of our properties were leased. Rental revenue for the three months ended June 30, 2013 was $7.0 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 4,089 to 7,205 homes as of June 30, 2013 and 2014, respectively, and higher rental income generated from the leases of an additional 3,197 homes.
Management Services Revenue
Management services revenue was $0.1 million for each of the three months ended June 30, 2014 and 2013 for property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue was $1.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.1 million. The decrease in interest and other revenue is primarily attributable to a decrease in our average balance of mortgage financings between the respective periods.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $4.9 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $3.4 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $3.7 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $2.7 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees were $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.1 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses were $14,000 and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $1.7 million. The reduction in acquisition costs is primarily attributable to the decrease in portfolio acquisitions with in-place leases at the time of acquisition.
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

	Three Months Ended June 30,
	2014	2013
Depreciation of real estate portfolio	$9,188	3,160
Depreciation of other assets	209	82
Amortization of in-place lease intangibles and other direct costs	1,523	1,396
Total depreciation and amortization	$10,920	$4,638
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $3.5 million and $6.7 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $3.2 million. The decrease in general, administrative and other expense was primarily attributable to charges in the three months ended June 30, 2013 of $3.1 million in non-recurring, accelerated vesting of non-cash stock compensation expense and $1.0 million in bonuses paid to our Chief Executive Officer and our President and Chief Operating Officer, pursuant to their respective employment agreements, upon registration of shares sold in our initial private offering and upon completion of our initial public offering which occurred in May 2013. The decrease in non-cash stock compensation and bonus expenses were partially offset by additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.

Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of senior secured revolving credit facility, or the Credit Facility, the amortization of deferred financing costs incurred in connection with the Credit Facility and the exchangeable senior notes, or the Notes, and non-cash charges related to the accretion of the discount on the Notes. Interest expense was $4.9 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $4.2 million. The increase in interest expense is primarily attributable to the increase in borrowings under the Credit Facility and issuance of the Notes to fund acquisition activities.
Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
We believe our financial results during the six months ended June 30, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the six months ended June 30, 2014 and 2013:
Income Statement Data
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Revenue:
Rental revenue	$35,418	$11,280
Management services revenue	221	214
Interest and other	2,569	2,161
Total revenue	38,208	13,655
Expenses:
Property operating and maintenance	9,079	2,426
Real estate taxes	6,772	1,524
Homeowners’ association fees	965	518
Acquisition	81	3,449
Depreciation and amortization	20,384	7,778
General, administrative and other	7,218	9,213
Interest	9,099	1,053
Total expenses	53,598	25,961
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(15,390)	(12,306)
Equity in net (loss) income of unconsolidated ventures	(146)	60
Net loss and comprehensive loss	(15,536)	(12,246)
Net loss and comprehensive loss attributable to non-controlling interests	258	151
Net loss and comprehensive loss attributable to common stockholders	$(15,278)	$(12,095)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $35.4 million for the six months ended June 30, 2014 was comprised of approximately $32.7 million of rental revenue from self-managed properties and approximately $2.7 million of revenue from preferred operator program properties. As of June 30, 2014, approximately 88.6% of our properties were leased. Rental revenue for the six months ended June 30, 2013 was $11.3 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 4,089 to 7,205 homes as of June 30, 2013 and 2014, respectively, and higher rental income generated from the leases of an additional 3,197 homes.

Management Services Revenue
Management services revenue was $0.2 million for each of the six months ended June 30, 2014 and 2013, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue was $2.6 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $0.4 million. The increase in interest and other revenue is primarily attributable to an increase in our average balance of mortgage financings between the respective periods.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $9.1 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $6.7 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $6.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $5.3 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees were $1.0 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $0.5 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses were $0.1 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $3.3 million. The reduction in acquisition costs is primarily attributable to the decrease in portfolio acquisitions with in-place leases at the time of acquisition.
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

	Six Months Ended June 30, 2014
	2014	2013
Depreciation of real estate portfolio	$17,126	$5,219
Depreciation of other assets	380	121
Amortization of in-place lease intangibles and other direct costs	2,878	2,438
Total depreciation and amortization	$20,384	$7,778
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $7.2 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $2.0 million. The decrease in general, administrative and other expense was primarily attributable to charges in the six months ended June 30, 2013 of $3.1 million in non-recurring, accelerated vesting of non-cash stock compensation expense and $1.0 million in bonuses paid to our Chief Executive Officer and our President and Chief Operating Officer, pursuant to their respective employment agreements, upon registration of shares sold in our initial private offering and upon completion of our initial public offering which occurred in May 2013. The decrease in non-cash stock compensation and bonus expenses were partially offset by additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of senior secured revolving credit facility, or the Credit Facility, the amortization of deferred financing costs incurred in connection with the Credit Facility and the exchangeable senior notes, or the Notes, and non-cash charges related to the accretion of the discount on the Notes. Interest expense was $9.1 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $8.0 million. The increase in interest expense is primarily attributable to the increase in borrowings under the Credit Facility and the issuance of the Notes to fund acquisition activities.
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". There have been no significant changes to our policies in 2014.
Recent Accounting Pronouncements
See Note 2 to the June 30, 2014 unaudited condensed consolidated financial statements.
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
Our liquidity and capital resources as of June 30, 2014 consisted of cash and cash equivalents of $38.1 million, including $20.2 million held by designated brokers to facilitate the acquisition of properties.
As of June 30, 2014, $364.0 million was outstanding under the Credit Facility, with remaining availability of $126.4 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
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
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectibility of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2014 increased $10.0 million to $12.2 million, compared to cash provided by operating activities for the six months ended June 30, 2013 of $2.2 million. Net income for the six months ended June 30, 2014, adjusted for depreciation and amortization, amortization of stock-based compensation, amortization of deferred financing costs, accretion of the discount on the Notes and bad debt expense, was $10.8 million, an increase of $10.0 million compared to the six months ended June 30, 2013. The increase is primarily attributable to the increase in the size of our real estate portfolio and aggregate number of homes leased.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 was $191.5 million and was primarily the result of property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings. We utilized $180.6 million for property acquisitions, including the purchase price and the value of any in-place leases, $22.5 million in capital improvements, of which $18.4 million was related to initial renovations on newly acquired properties and $4.1 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was $160,000 for acquisitions that occurred in the six months ended June 30, 2014.
We invested $9.8 million in mortgage financings, offset by $25.3 million in repayments of mortgage financings.
Cash used in investing activities for the six months ended June 30, 2013 was $308.8 million, primarily due to property acquisitions and investments in mortgage financings.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2014 was $193.0 million and was primarily attributable to net borrowings of $195.0 million under the Credit Facility to fund acquisition activities.
Cash provided by financing activities for the six months ended June 30, 2013 of $263.5 million was primarily attributable to proceeds of $288.5 million from the sale of shares of our common stock in our initial public offering, completed in May 2013, and private placement in January 2013, offset by $22.6 million in common stock issuance transaction costs related to our initial public offering and deferred financing costs of $2.4 million related to the Credit Facility.
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we are required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of June 30, 2014, no dividends have been declared.

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
Contractual Obligations
The following table provides information with respect to our commitments as of June 30, 2014, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	Less than 1 Year (2014)	1-3 years (2015-2016)	3-5 years (2017-2018)	More than 5 years (after 2018)
Debt obligations(1)	$479,000	$—	$364,000	$115,000	$—
Interest payment obligations(2)	22,408	7,346	8,012	7,050	—
Operating lease(3)	2,830	310	1,238	1,282	—
Property acquisition obligations(4)	37,767	37,767	—	—	—
Total	$542,005	$45,423	$373,250	$123,332	$—
 ______________

(1)	Represents amounts outstanding under the Credit Facility and the Notes.

(2)	Interest payment obligations were calculated using interest rates applicable as of June 30, 2014.

(3)
Includes operating leases for corporate office space at 7047 East Greenway Parkway Road, Scottsdale, Arizona, 6060 North Central Expressway, 5th Floor, Dallas, Texas, 4753 North Broadway, Chicago, Illinois and 201 17th Street, Atlanta, Georgia.

(4)
Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of June 30, 2014. Acquisition deposits were paid through June 30, 2014 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations
The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to funds from operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7,742)	$(8,187)	$(15,536)	$(12,246)
Add: Depreciation and amortization of real estate assets	10,711	4,556	20,004	7,657
FFO	$2,969	$(3,631)	$4,468	$(4,589)
FFO attributable to common stockholders (1)	$2,918	$(3,580)	$4,394	$(4,533)
FFO per share of common stock
Basic	$0.09	$(0.14)	$0.14	$(0.21)
Diluted(2)	$0.09	$(0.14)	$0.13	$(0.21)
Weighted-average number of shares of common stock outstanding:
Basic	32,135,439	25,651,231	32,133,099	22,053,021
Diluted (2)	32,762,816	25,651,231	32,764,537	22,053,021
 ______________

(1)
Based on a weighted-average interest in our operating partnership of approximately 98.28% and 98.60% for the three months ended June 30, 2014 and 2013, respectively, and 98.34% and 98.77% for the six months ended June 30, 2014 and 2013, respectively.

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
As of June 30, 2014, $364.0 million was outstanding and $126.4 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $364.0 million under the Credit Facility were to increase or decrease by 50 basis points, our interest expense would increase or decrease by approximately $1.8 million, respectively.
The following table presents the principal amounts, weighted-average interest rates, maturities and fair values of our fixed and variable rate debt by year as of June 30, 2014 (amounts in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$—	$115,000	$—	$—	$115,000
Average interest rate	—%	—%	—%	3.25%	—%	—%	3.25%
Variable rate debt	$364,000	$—	$—	$—	$—	$—	$364,000
Average interest rate	2.80%	—%	—%	—%	—%	—%	2.80%
Total	$364,000	$—	$—	$115,000	$—	$—	$479,000
The table reflects aggregate principal indebtedness outstanding as of June 30, 2014 and does not reflect indebtedness, if any, incurred after that date. For information regarding the fair value of our long-term debt, see Note 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2014.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1, 2014 - April 30, 2014	—	$—
May 1, 2014 - May 31, 2014	3,255	$18.30
June 1, 2014 - June 30, 2014	102	$18.23
Total	3,357	$18.30
______________
(1)    Amounts in this column represent shares sold to the Company as payment of tax withholding due upon vesting of restricted common stock.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, Bank of America, N.A., as administrative agent, letters of credit issuer and a lender, and Deutsche Bank AG, New York Branch, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., KeyBank National Association, Barclays Bank PLC, Raymond James Bank, N.A. and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K (File No. 001-35899), filed with the SEC on July 1, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: August 14, 2014	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: August 14, 2014	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, Bank of America, N.A., as administrative agent, letters of credit issuer and a lender, and Deutsche Bank AG, New York Branch, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., KeyBank National Association, Barclays Bank PLC, Raymond James Bank, N.A. and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K (File No. 001-35899), filed with the SEC on July 1, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

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