Form 10-Q
period 2014-09-30
American Residential Properties, Inc.
filed 2014-11-12
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2014, there were 32,200,480 shares of common stock, $0.01 par value per share, outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investment in real estate:
Land	$227,384	$158,795
Building and improvements	939,433	627,881
Furniture, fixtures and equipment	8,842	6,930
	1,175,659	793,606
Less: accumulated depreciation	(45,866)	(18,058)
Investment in real estate, net	1,129,793	775,548
Mortgage financings	26,061	43,512
Cash and cash equivalents	26,850	24,294
Restricted cash	10,816	—
Acquisition deposits	4,401	282
Rents and other receivables, net	3,705	2,949
Deferred leasing costs and lease intangibles, net	3,432	2,454
Deferred financing costs, net	14,968	6,558
Investment in unconsolidated ventures	25,955	26,611
Goodwill	3,500	3,500
Other, net	9,795	8,494
Total assets	$1,259,276	$894,202

Liabilities and Equity
Liabilities:
Revolving credit facility	$199,000	$169,000
Exchangeable senior notes, net	101,455	99,377
Securitization loan, net	340,591	—
Accounts payable and accrued expenses	23,607	12,862
Security deposits	7,143	3,995
Prepaid rent	2,877	1,549
Total liabilities	674,673	286,783
Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,200,480 and 32,171,102 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	322	322
Additional paid-in capital	628,605	628,210
Accumulated other comprehensive loss	(67)	—
Accumulated deficit	(55,562)	(31,122)
Total American Residential Properties, Inc. stockholders’ equity	573,298	597,410
Non-controlling interests	11,305	10,009
Total equity	584,603	607,419
Total liabilities and equity	$1,259,276	$894,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Self-managed rental revenue	$21,078	$7,520	$53,818	$15,430
Preferred operator rental revenue	1,273	1,948	3,951	5,318
Management services (related party)	100	113	321	327
Interest and other	1,034	1,488	3,603	3,649
Total revenue	23,485	11,069	61,693	24,724
Expenses:
Property operating and maintenance	5,258	2,489	14,337	4,915
Real estate taxes	4,239	1,791	11,011	3,315
Homeowners’ association fees	540	228	1,505	746
Acquisition	98	301	179	3,750
Depreciation and amortization	12,576	6,589	32,960	14,367
General, administrative and other	4,056	3,105	11,274	12,319
Interest	5,961	1,204	15,060	2,257
Total expenses	32,728	15,707	86,326	41,669
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(9,243)	(4,638)	(24,633)	(16,945)
Equity in net (loss) income of unconsolidated ventures	(84)	50	(230)	110
Net loss	(9,327)	(4,588)	(24,863)	(16,835)
Net loss attributable to non-controlling interests	165	73	423	229
Net loss attributable to common stockholders	$(9,162)	$(4,515)	$(24,440)	$(16,606)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.28)	$(0.14)	$(0.76)	$(0.65)
Weighted-average number of shares of common stock outstanding	32,153,307	32,124,857	32,139,807	25,447,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(9,327)	$(4,588)	$(24,863)	$(16,835)
Other comprehensive loss:
Change in unrealized loss on interest rate cap	(67)	—	(67)	—
Comprehensive loss	(9,394)	(4,588)	(24,930)	(16,835)
Comprehensive loss attributable to non-controlling interests	165	73	423	229
Comprehensive loss attributable to common stockholders	$(9,229)	$(4,515)	$(24,507)	$(16,606)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	32,171,102	$322	$—	$628,210	$—	$(31,122)	$10,009	$607,419
Issuance of common stock	32,735	—	—	164	—	—	(164)	—
Repurchase of common stock	(3,357)	—	—	(61)	—	—	—	(61)
Net loss	—	—	—	—	—	(24,440)	(423)	(24,863)
Other comprehensive loss	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	292	—	—	1,883	2,175
Balance at September 30, 2014	32,200,480	$322	$—	$628,605	$(67)	$(55,562)	$11,305	$584,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(24,863)	$(16,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,960	14,367
Amortization of stock-based compensation	2,175	4,783
Amortization of deferred financing costs	3,928	911
Accretion of discount on senior exchangeable notes	2,078	—
Accretion of discount on securitization loan	32	—
Bad debt expense	1,742	1,229
Straight line rental revenue	179	(519)
Equity in net loss (income) of unconsolidated ventures	230	(110)
Distributions from unconsolidated ventures	—	110
Changes in operating assets and liabilities:
Restricted cash	(10,816)	—
Rent and other receivables, net	(2,677)	(1,758)
Deferred leasing costs and lease intangibles, net	(5,118)	(1,133)
Other assets, net	(1,996)	(2,455)
Accounts payable, accrued expenses and other liabilities	14,122	10,464
Net cash provided by operating activities	11,976	9,054
Investing activities:
Improvements of real estate	(34,635)	(14,492)
Property acquisitions, including acquired in-place leases	(346,703)	(458,542)
Investment in mortgage financings	(13,243)	(48,942)
Repayments from mortgage financings	30,694	22,494
Contributions to unconsolidated ventures	—	(18,000)
Distributions from unconsolidated ventures	426	948
Increase in acquisition deposits	(4,119)	(1,189)
Net cash used in investing activities	(367,580)	(517,723)
Financing activities:
Borrowings under revolving credit facility	358,000	279,000
Repayments of revolving credit facility	(328,000)	(109,000)
Proceeds from issuance of securitization loan	340,559	—
Deferred financing costs	(12,338)	(4,628)
Repurchase of common stock	(61)	—
Proceeds from issuance of common stock	—	288,471
Common stock issuance transaction costs	—	(22,578)
Net cash provided by financing activities	358,160	431,265
Net increase (decrease) in cash and cash equivalents	2,556	(77,404)
Cash and cash equivalents—beginning of period	24,294	101,725
Cash and cash equivalents—end of period	$26,850	$24,321
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$2,313	$1,042
Cash paid for interest, net of amount capitalized	$7,497	$1,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

1.	Company’s Organization and Operations
As used in these condensed consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.2% interest as of September 30, 2014 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
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
As of September 30, 2014, we owned 8,223 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
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
We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs, primarily comprised of payroll expense) that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. The Company capitalizes interest during the restoration period on newly acquired properties. Expenditures for ordinary repairs and maintenance are expensed as incurred.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the nine months ended September 30, 2014 or 2013.
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
Mortgage loans as of September 30, 2014 include approximately $25.4 million of short-term loans with a weighted-average interest rate of approximately 11.8% and a weighted-average remaining term of approximately 100 days and approximately $0.7 million in long-term loans with a weighted-average interest rate of approximately 8.0% and a weighted-average remaining term of approximately 28.5 years.
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
Included in the cash and cash equivalents balance is approximately $3.9 million of cash held with designated brokers to facilitate the acquisition of properties as of September 30, 2014. There was no cash held with designated brokers as of December 31, 2013.
Restricted Cash
Restricted cash primarily consists of funds that are restricted as to withdrawal or use under the terms of certain contractual agreements, which include payments of real estate taxes, insurance, interest, management fees and tenant security deposits.
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
Our rents and other receivables for self-managed and preferred operator program homes are presented net of an allowance for doubtful accounts in our condensed consolidated balance sheet of approximately $0.6 million and $0.5 million, respectively, for a total of $1.1 million as of September 30, 2014. The allowance for doubtful accounts was $1.7 million as of December 31, 2013.
We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.4 million and $0.2 million, respectively, for a total of $0.6 million for the three months ended September 30, 2014. We recorded a provision for doubtful accounts for self-managed and preferred operator program homes of approximately $1.2 million and $0.6 million, respectively, for a total of $1.8 million for the nine months ended September 30, 2014. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.4 million and $0.4 million, respectively, for a total of $0.8 million for the three months ended September 30, 2013. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $0.8 million and $0.4 million, respectively, for a total of $1.2 million for the nine months ended September 30, 2013.

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
We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of September 30, 2014, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at September 30, 2014.
We file federal, state and local income tax returns. Federal and state tax returns filed for 2012 and 2013 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We had net operating loss carryforwards for income tax purposes at December 31, 2013 and 2012. These losses will be available to reduce future taxable income or distribution requirements until they expire, which varies by jurisdiction but generally is not more than

20 years from the tax year in which they originate. Based on all available evidence, we cannot conclude it is more likely than not these attributes will be utilized in the future and thus a valuation allowance has been recorded against them.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company’s financial position, results of operations or cash flows.

3.	Lease Intangibles
Our identifiable intangible assets as of September 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Acquired in-place leases	$456	$1,823
Less: accumulated amortization	(251)	(1,039)
Intangible lease assets, net	$205	$784
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $0.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.0 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.

4.	Debt
Senior Secured Revolving Credit Facility
In 2013, we entered into an amended and restated $380 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks. The Credit Facility has an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $500 million, subject to meeting certain criteria. In June 2014, we exercised the accordion feature, increasing our borrowing capacity to $500 million. In June 2014, we also amended the Credit Facility, increasing the size of the accordion feature to allow further increases of the borrowing capacity to an aggregate maximum of $750 million, subject to meeting certain criteria and obtaining additional commitments from the lenders. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. As of September 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

The Credit Facility matures in January 2015 and has an optional one-year extension (assuming our compliance with applicable covenants). Borrowings under the Credit Facility bear interest, at our option, at either the one-month, two-month, three-month or six-month Eurodollar rate or the base rate, plus, in each case, a spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. The Eurodollar rate for an interest period is the London Interbank Offered Rate, or LIBOR, for a term equivalent to such period plus a spread ranging from 2.50% to 3.25% (determined as described in the preceding sentence) and the base rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's "prime rate" for such day and (c) the one-month Eurodollar rate plus 1.00% plus a spread ranging from 1.50% to 2.25% (determined as described in the preceding sentence). We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the three and nine months ended September 30, 2014, we incurred non-utilization fees of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2013 we incurred non-utilization fees of $0.1 million and $0.4 million, respectively.
As of September 30, 2014, $199.0 million was outstanding under the Credit Facility, bearing interest at a weighted-average rate of 2.9%, with remaining availability of $165.5 million.
We have incurred $6.7 million in financing costs in connection with the Credit Facility, which are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.
Exchangeable Senior Notes
In November 2013, we issued and sold $115.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2018, or the Notes. The Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2014, until the maturity date of November 15, 2018. The Operating Partnership’s obligations under the Notes are fully and unconditionally guaranteed by the Company. The Notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of our common stock per $1,000 principal amount of Notes, which rate is subject to adjustment under certain circumstances up to a maximum of 57.5043 shares of our common stock per $1,000 principal amount of Notes. At the initial exchange rate, the Notes are exchangeable for our common stock at an exchange price of approximately $21.30 per share of our common stock, representing an approximately 22.5% premium over the last reported sale price of our common stock on November 21, 2013, which was $17.39 per share.
In connection with the issuance of the Notes, we recorded approximately $99.1 million within exchangeable senior notes, net on the accompanying condensed consolidated balance sheets, based on the fair value of the instrument using a straight-debt rate of 6.5% at the time of issuance, and approximately $15.4 million in additional paid-in-capital, net of $0.5 million in financing costs, in the accompanying condensed consolidated statement of equity. The difference between the $115.0 million face amount and the $99.1 million will be accreted over the five-year period ended November 15, 2018. As of September 30, 2014, the unaccreted discount was $13.5 million. We incurred $3.8 million in financing costs, of which $3.3 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets to be amortized to interest expense over the term of the Notes.

Securitization Loan
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds. The transaction involves the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interests in a loan, or the Securitization Loan, secured by 2,876 homes sold to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month LIBOR. As of September 30, 2014, the Company was in compliance with all covenants under the loan agreement. The net balance at September 30, 2014 was $340.6 million, which is net of unamortized discount of $1.6 million. We incurred approximately $11 million in financing costs, which are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets to be amortized over five years.
Derivative and Hedging Activities
Additionally, as part of certain lender requirements in connection with the Securitization Loan, we entered into an interest rate cap agreement with an aggregate notional amount of $342.2 million and LIBOR based strike rate equal to 3.12% for the initial two year term of the Securitization Loan to hedge against interest rate fluctuations. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended September 30, 2014, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. The fair value of our interest rate cap agreement is estimated to be $0.1 million as of September 30, 2014 and has been included in other assets, net in the accompanying consolidated condensed balance sheets. The interest rate cap is valued using Level 2 observable market-based inputs, including interest rate curves.

5.	Earnings (Loss) Per Share
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(9,162)	$(4,515)	$(24,440)	$(16,606)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,153,307	32,124,857	32,139,807	25,447,193
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.14)	$(0.76)	$(0.65)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OP and vested LTIP units	592,995	520,274	560,383	357,969
Unvested LTIP units	149,479	182,577	162,116	333,540
Unvested restricted stock	45,995	46,827	44,716	23,842
Unvested market-based LTIP units	377,230	—	354,293	—
Potentially dilutive shares	1,165,699	749,678	1,121,508	715,351

6.	Stock Compensation
We award stock-based compensation to certain employees, executives and members of our Board of Directors under the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of September 30, 2014, there were 475,639 shares of our common stock available for grant under our 2012 Equity Incentive Plan.
We recorded stock-based compensation cost of approximately $0.8 million and $2.2 million as part of general, administrative and other expense in the condensed consolidated statement of operations during each of the three and nine months ended September 30, 2014, respectively. The stock-based compensation cost recorded during the three and nine months ended September 30, 2013 was $0.5 million and $4.8 million, respectively.
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
The following table summarizes information about the service-based LTIP units outstanding as of September 30, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	349,941	174,242	524,183	$16.98
Granted	—	64,592	64,592	$15.68
Vested	84,966	(84,966)	—	$16.74
Converted	(17,967)	—	(17,967)	$17.00
Canceled	—	(4,166)	(4,166)	$17.00
Balance, September 30, 2014	416,940	149,702	566,642	$16.83
Total unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $1.7 million as of September 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.4 years, subject to the stated vesting conditions.
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
The following table summarizes information about the market-based LTIP units outstanding as of September 30, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2013	—	338,094	338,094	$5.58
Granted	—	39,136	39,136	$10.12
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, September 30, 2014	—	377,230	377,230	$6.05
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.5 million as of September 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 3.4 years, subject to stated vesting conditions.

Restricted Stock
Under our 2012 Equity Incentive Plan, we may grant restricted shares of our common stock. Restricted shares of our common stock are valued at the per-share market close trading price of our common stock on the date of grant and compensation expense is recognized over the vesting period, which approximates a straight-line basis. These shares generally vest over three years based on continued service or employment. We valued the restricted shares of our common stock based on the closing price of our common stock on the grant date.
The following table summarizes information about the shares of restricted common stock outstanding as of September 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2013	40,369	$21.00
Granted	17,944	$17.98
Vested	(10,651)	$20.91
Canceled	(1,667)	$21.00
Unvested at September 30, 2014	45,995	$19.84
Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.7 million as of September 30, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.8 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, acquisition deposits, rents and other receivables and accounts payable and accrued expenses. The carrying amount of these instruments approximates fair value because of their short-term nature.
Our mortgage financings, the Credit Facility, the Notes and the Securitization Loan are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values of the Credit Facility using Level 2 assumptions approximate the carrying amounts. The estimated fair values of our mortgage financing receivables using Level 3 assumptions approximate the carrying amounts. We entered into an interest rate cap designated as a cash flow hedge to reduce our exposure to interest rate risk. See Note 4 for disclosures on the fair value of our interest rate cap.
The fair value of our Notes and the Securitization Loan using Level 2 assumptions is as follows (amounts in thousands):

	September 30, 2014
	Fair Value	Carrying Value
Exchangeable senior notes (1)	$120,319	$101,455
Securitization Loan(2)	$340,591	$340,591
 ______________
(1)    The carrying amount of the exchangeable senior notes includes a discount of $13.5 million.
(2)    The fair value of the securitization loan approximates carrying value and includes a discount of $1.6 million.

8.	Transactions With Related Parties
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
We earned approximately $0.1 million and $0.1 million in property management fees during the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.
Accounts receivable of approximately $0.1 million and $43,000 due from Phoenix Fund and ARM are included in rents and other receivables, net in our condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

9.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of September 30, 2014, there were 591,940 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.8% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 416,940 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.8% and 1.6% for the three months ended September 30, 2014 and 2013, respectively, and 1.7% and 1.4% for the nine months ended September 30, 2014 and 2013, respectively.

10.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of September 30, 2014.
Accepted Purchase Offers
As of September 30, 2014, we have committed to purchase single-family homes for a total purchase price of approximately $50.4 million. These are offers to purchase properties that were accepted by the sellers but had not closed as of September 30, 2014.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.
Concentrations
Approximately 46% of our properties are located in Arizona and Texas, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio.

11.	Subsequent Events
For the period from October 1, 2014 to October 31, 2014, we acquired 337 single-family homes for a total purchase price of approximately $51.0 million and contracted to acquire 240 single-family homes for a total purchase price of approximately $39.8 million.

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
As of September 30, 2014, we owned 8,223 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.2 billion, and we managed an additional 499 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from October 1, 2014 to October 31, 2014, we acquired 337 single-family homes for a total purchase price of approximately $51.0 million and contracted to acquire 240 additional homes for a total purchase price of approximately $39.8 million. Of the 577 homes the Company acquired or contracted to acquire during this period, 282 are in Georgia, 119 are in Texas, 67 are in North Carolina, 62 are in Tennessee and 47 are in Florida. There is no assurance that the Company will close on the properties it has under contract.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of September 30, 2014, our private mortgage portfolio had an aggregate outstanding principal balance of $25.4 million, a weighted-average interest rate of 11.8% per annum and a weighted-average remaining term of 100 days.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own, as of September 30, 2014, after giving effect to vested and unvested LTIP awards, a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary.
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
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $20.2 trillion, according to the 2014 second quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census

Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.
We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.
Property Portfolio
The following three tables present summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of September 30, 2014, in descending order of aggregate investment. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes - Summary Statistics
(As of September 30, 2014)

MSA/Metro Division	Number of Homes	Aggregate Investment (thousands)	Average Investment Per Home(1)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,381	$202,005	$146,274	92.7%	17	1,713
Houston, TX	1,098	$162,475	$147,974	92.7%	7	1,932
Dallas-Fort Worth, TX	954	$154,746	$162,208	78.2%	11	2,100
Nashville, TN	651	$112,401	$172,659	77.0%	10	1,901
Atlanta, GA	775	$106,017	$136,796	53.5%	16	2,051
Florida	577	$76,039	$131,783	56.7%	13	1,706
Chicago, IL	511	$66,787	$130,699	100.0%	55	1,406
Other Texas	360	$63,811	$177,253	83.3%	10	1,977
Charlotte, NC-SC	309	$48,998	$158,570	71.2%	9	2,062
Inland Empire, CA	213	$38,652	$181,465	96.2%	16	1,915
Indianapolis, IN	554	$37,683	$68,020	78.0%	52	1,317
Raleigh, NC	231	$34,863	$150,922	81.0%	9	1,734
Winston-Salem, NC	234	$29,428	$125,761	93.6%	12	1,426
Other California	82	$10,811	$131,841	89.0%	36	1,336
Las Vegas, NV	68	$7,511	$110,456	92.6%	15	1,553
Other MSAs/Metro Divisions	225	$33,124	$147,218	94.7%	9	1,605
Total/Weighted Average	8,223	$1,185,351	$144,151	81.6%	18	1,802
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

Portfolio of Self-Managed Single-Family Homes - Summary Statistics
(As of September 30, 2014)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment (thousands)	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home(4)
Phoenix, AZ	1,381	$138,068	$8,206	$146,274	$202,005	92.7%	17	1,713	$1,044	8.6%
Houston, TX	1,098	$140,945	$7,029	$147,974	$162,475	92.7%	7	1,932	$1,390	11.3%
Dallas-Fort Worth, TX	954	$151,971	$10,237	$162,208	$154,746	78.2%	11	2,100	$1,457	10.8%
Nashville, TN	651	$162,000	$10,659	$172,659	$112,401	77.0%	10	1,901	$1,383	9.9%
Atlanta, GA	775	$127,730	$9,066	$136,796	$106,017	53.5%	16	2,051	$1,163	10.6%
Florida	577	$123,575	$8,208	$131,783	$76,039	56.7%	13	1,706	$1,075	10.4%
Other Texas	360	$166,626	$10,627	$177,253	$63,811	83.3%	10	1,977	$1,567	10.7%
Charlotte, NC-SC	309	$152,128	$6,442	$158,570	$48,998	71.2%	9	2,062	$1,204	9.5%
Inland Empire, CA	213	$157,045	$24,420	$181,465	$38,652	96.2%	16	1,915	$1,405	9.3%
Raleigh, NC	231	$143,820	$7,102	$150,922	$34,863	81.0%	9	1,734	$1,223	9.8%
Indianapolis, IN	455	$65,440	$7,241	$72,681	$33,070	73.2%	50	1,351	$836	13.1%
Winston-Salem, NC	234	$122,618	$3,143	$125,761	$29,428	93.6%	12	1,426	$1,086	10.4%
Other California	82	$110,013	$21,828	$131,841	$10,811	89.0%	36	1,336	$1,058	9.6%
Las Vegas, NV	68	$98,095	$12,361	$110,456	$7,511	92.6%	15	1,553	$1,034	11.1%
Other MSAs/Metro Divisions	225	$139,781	$7,437	$147,218	$33,124	94.7%	9	1,605	$1,245	10.2%
Total/Weighted Average	7,613	$137,323	$8,999	$146,322	$1,113,951	80.1%	15	1,837	$1,236	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of September 30, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

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

Portfolio of Preferred Operator Program Single-Family Homes - Summary Statistics
(As of September 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home(1)	Aggregate Investment (thousands)	Percentage Leased(2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us(3)	Annual Rent as a Percentage of Average Investment Per Home(4)
Chicago, IL	511	$130,698	$66,787	100%	55	1,406	$794	7.3%
Indianapolis, IN	99	$46,595	$4,613	100%	62	1,162	$348	9.0%
Total/Weighted Average	610	$117,048	$71,400	100%	56	1,366	$722	7.4%
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

Stabilized Properties
We acquire both vacant homes and homes subject to existing leases. When we acquire a property that is not leased, we must possess, restore, market and lease the property before it becomes a revenue generating asset. We refer to this process as property stabilization. Stabilized properties include properties in which we have (i) completed restorations and the property has been leased for the first time, (ii) completed restorations and the property has been listed for the first time for a period of greater than 90 days and (iii) acquired a property with an existing lease. Properties acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing. We expect that stabilized properties provide an indication of how our portfolio will perform over the long-term.
The following table presents summary statistics of the our portfolio of stabilized single-family homes by MSA and metro division as of September 30, 2014, in descending order of number of homes.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
(As of September 30, 2014)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Phoenix, AZ	1,380	$146,321	1,280	100	92.8%
Houston, TX	1,074	$147,672	1,018	56	94.8%
Dallas-Fort Worth, TX	788	$161,821	746	42	94.7%
Nashville, TN	513	$167,322	501	12	97.7%
Chicago, IL	511	$130,698	511	—	100.0%
Indianapolis, IN	507	$69,257	432	75	85.2%
Atlanta, GA	463	$126,707	415	48	89.6%
Florida	376	$118,948	327	49	87.0%
Other Texas	313	$175,191	300	13	95.8%
Winston-Salem, NC	234	$125,763	219	15	93.6%
Charlotte, NC-SC	229	$152,856	220	9	96.1%
Inland Empire, CA	213	$181,466	205	8	96.2%
Raleigh, NC	207	$149,204	187	20	90.3%
Other California	82	$131,841	73	9	89.0%
Las Vegas, NV	67	$110,970	63	4	94.0%
Other MSAs/Metro Divisions	225	$147,218	213	12	94.7%
Total/Weighted Average	7,182	$141,930	6,710	472	93.4%
 ______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated by us and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of September 30, 2014, 234 homes were available for rent, 216 homes were undergoing renovation and 22 homes were occupied with no lease.

AMERICAN RESIDENTIAL PROPERTIES, INC.
Portfolio of Self-Managed Stabilized(1) Single-Family Homes—Summary Statistics
(unaudited)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Phoenix, AZ	1,380	$146,321	1,280	100	92.8%
Houston, TX	1,074	$147,672	1,018	56	94.8%
Dallas-Fort Worth, TX	788	$161,821	746	42	94.7%
Nashville, TN	513	$167,322	501	12	97.7%
Atlanta, GA	463	$126,707	415	48	89.6%
Indianapolis, IN	408	$74,756	333	75	81.6%
Florida	376	$118,948	327	49	87.0%
Other Texas	313	$175,191	300	13	95.8%
Winston-Salem, NC	234	$125,763	219	15	93.6%
Charlotte, NC-SC	229	$152,856	220	9	96.1%
Inland Empire, CA	213	$181,466	205	8	96.2%
Raleigh, NC	207	$149,204	187	20	90.3%
Other California	82	$131,841	73	9	89.0%
Las Vegas, NV	67	$110,970	63	4	94.0%
Other MSAs/Metro Divisions	225	$147,218	213	12	94.7%
Total/Weighted Average	6,572	$144,239	6,100	472	92.8%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Includes properties with in-place leases at the date of acquisition.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of September 30, 2014, 234 homes were available for rent, 216 homes were undergoing renovation and 22 homes were occupied with no lease.

Highlights of Third Quarter of 2014
Securitization
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds, before issuance costs of approximately $11 million. The transaction involved the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interests in a loan secured by 2,876 homes sold to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month LIBOR. The unamortized discount at September 30, 2014 was $1.6 million.
Additionally, as part of certain lender requirements in connection with the securitization transaction, we entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.12%. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis.
Acquisitions
From July 1, 2014 to September 30, 2014, the Company acquired 1,019 single-family homes, of which 295 are in Georgia, 281 are in Texas, 174 are in Tennessee, 158 are in Florida, 111 are in North Carolina and incurred renovation costs on the Company’s acquired homes and existing portfolio, for a total capital investment of approximately $178.5 million. During the quarter, one property was sold in Indiana.

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
As of September 30, 2014, we had 7,182 properties owned in our portfolio of stabilized single-family homes, of which 93.4% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the three months ended September 30, 2014, approximately 95.2% of our total revenue was attributable to rental activity, 0.4% was attributable to management services and the remaining 4.4% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.
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

The following table summarizes portfolio and operating metrics as of September 30, 2014 and June 30, 2014.

	As of September 30, 2014		As of June 30, 2014
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	7,613	80.1%	6,595	87.6%
Preferred operator program(2)	610	100.0%	610	100.0%
Total properties	8,223	81.6%	7,205	88.6%

Portfolio of stabilized single-family homes (3)
Self-managed (1)	6,572	92.8%	6,099	94.7%
Preferred operator program(2)	610	100.0%	610	100.0%
Total properties	7,182	93.4%	6,709	95.2%
______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

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

The following table summarizes our acquisition activity by quarter from June 30, 2013 through September 30, 2014.

		Three Months Ended
	Total Owned Properties as of September 30, 2014	September 30, 2014(2)	June 30, 2014	March 31, 2014	December 31, 2013(1)	September 30, 2013	Total Owned Properties as of June 30, 2013
Portfolio of single-family homes
Self-managed	7,613	1,018	443	674	1,401	1,244	2,833
Preferred operator program	610	—	—	15	(768)	107	1,256
Total properties	8,223	1,018	443	689	633	1,351	4,089
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

(2)	During the third quarter of 2014, the total amount of properties acquired was 1,019 and 1 home was sold in Indiana.

For the period from October 1, 2014 to October 31, 2014, we acquired 337 single-family homes for a total purchase price of approximately $51 million and contracted to acquire 240 additional homes for a total purchase price of approximately $40 million. Of the 577 homes the Company acquired or contracted to acquire during this period, 282 are in Georgia, 119 are in Texas, 67 are in North Carolina, 62 are in Tennessee and 47 are in Florida. There is no assurance that the Company will close on the properties it has under contract.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of September 30, 2014, 610 of our properties were managed by local operators through our preferred operator program.
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
Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
We believe our financial results during the three months ended September 30, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended September 30, 2014 and 2013:

Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Revenue:
Rental revenue	$22,351	$9,468
Management services (related party)	100	113
Interest and other	1,034	1,488
Total revenue	23,485	11,069
Expenses:
Property operating and maintenance	5,258	2,489
Real estate taxes	4,239	1,791
Homeowners’ association fees	540	228
Acquisition	98	301
Depreciation and amortization	12,576	6,589
General, administrative and other	4,056	3,105
Interest	5,961	1,204
Total expenses	32,728	15,707
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(9,243)	(4,638)
Equity in net (loss) income of unconsolidated ventures	(84)	50
Net loss	(9,327)	(4,588)
Net loss attributable to non-controlling interests	165	73
Net loss attributable to common stockholders	$(9,162)	$(4,515)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $22.4 million for the three months ended September 30, 2014 was comprised of approximately $21.1 million of rental revenue from self-managed properties and approximately $1.3 million of revenue from preferred operator program properties. As of September 30, 2014, approximately 81.6% of our properties were leased. Rental revenue for the three months ended September 30, 2013 was $9.5 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 5,440 to 8,223 homes as of September 30, 2013 and 2014, respectively, and higher rental income generated from the leases of an additional 2,640 homes.
Management Services Revenue
Management services revenue was $0.1 million for each of the three months ended September 30, 2014 and 2013 for property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue was $1.0 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.5 million. The decrease in interest and other revenue is primarily attributable to a decrease in our average balance of mortgage financings between the respective periods.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $5.3 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $2.8 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.

Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $4.2 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $2.4 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees were $0.5 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $0.3 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses were $0.1 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.2 million. The reduction in acquisition costs is primarily attributable to the decrease in portfolio acquisitions with in-place leases at the time of acquisition.
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

	Three Months Ended September 30,
	2014	2013
Depreciation of real estate portfolio	$10,684	5,055
Depreciation of other assets	248	117
Amortization of in-place lease intangibles and other direct costs	1,644	1,417
Total depreciation and amortization	$12,576	$6,589
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $4.1 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $1.0 million. The increase in general, administrative and other expense was primarily attributable to additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our senior secured revolving credit facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discount on the exchangeable senior notes and accretion of the discount on the securitization loan net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $6.0 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $4.8 million. The increase in interest expense is attributable to the increase in borrowings under the Credit Facility and the issuance of the exchangeable senior notes and the securitization loan to fund our acquisition activities.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
We believe our financial results during the nine months ended September 30, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the nine months ended September 30, 2014 and 2013:
Income Statement Data
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenue:
Rental revenue	$57,769	$20,748
Management services (related party)	321	327
Interest and other	3,603	3,649
Total revenue	61,693	24,724
Expenses:
Property operating and maintenance	14,337	4,915
Real estate taxes	11,011	3,315
Homeowners’ association fees	1,505	746
Acquisition	179	3,750
Depreciation and amortization	32,960	14,367
General, administrative and other	11,274	12,319
Interest	15,060	2,257
Total expenses	86,326	41,669
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(24,633)	(16,945)
Equity in net (loss) income of unconsolidated ventures	(230)	110
Net loss	(24,863)	(16,835)
Net loss attributable to non-controlling interests	423	229
Net loss attributable to common stockholders	$(24,440)	$(16,606)
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $57.8 million for the nine months ended September 30, 2014 was comprised of approximately $53.8 million of rental revenue from self-managed properties and approximately $4.0 million of revenue from preferred operator program properties. As of September 30, 2014, approximately 81.6% of our properties were leased. Rental revenue for the nine months ended September 30, 2013 was $20.7 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 5,440 to 8,223 homes as of September 30, 2013 and 2014, respectively, and higher rental income generated from the leases of an additional 2,640 homes.
Management Services Revenue
Management services revenue was $0.3 million for each of the nine months ended September 30, 2014 and 2013, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.

Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. Interest and other revenue was $3.6 million and $3.6 million for each of the nine months ended September 30, 2014 and 2013.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $14.3 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $9.4 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $11.0 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $7.7 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. HOA fees were $1.5 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.8 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). Acquisition expenses were $0.2 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $3.6 million. The reduction in acquisition costs is primarily attributable to the decrease in portfolio acquisitions with in-place leases at the time of acquisition.
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

	Nine Months Ended September 30, 2014
	2014	2013
Depreciation of real estate portfolio	$27,811	$10,274
Depreciation of other assets	628	238
Amortization of in-place lease intangibles and other direct costs	4,521	3,855
Total depreciation and amortization	$32,960	$14,367
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $11.3 million and $12.3 million for the nine months ended

September 30, 2014 and 2013, respectively, a decrease of $1.0 million. The decrease in general, administrative and other expense was primarily attributable to charges in the nine months ended September 30, 2013 of $3.1 million in non-recurring, accelerated vesting of non-cash stock compensation expense and $1.0 million in bonuses paid to our Chief Executive Officer and our President and Chief Operating Officer, pursuant to their respective employment agreements, upon registration of shares sold in our initial private offering and upon completion of our initial public offering which occurred in May 2013. The decrease in non-cash stock compensation and bonus expenses were partially offset by additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our senior secured revolving credit facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discount on the exchangeable senior notes and accretion of the discount on the securitization loan net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $15.1 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $12.8 million. The increase in interest expense is attributable to the increase in borrowings under the Credit Facility and the issuance of the exchangeable senior notes and the securitization loan to fund our acquisition activities.
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
Recent Accounting Pronouncements
See Note 2 to the September 30, 2014 unaudited condensed consolidated financial statements.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments on incurred indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. The nature of our business, our growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, the Notes, the securitization loan and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease up acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.
Our liquidity and capital resources as of September 30, 2014 consisted of cash and cash equivalents of $26.9 million, including $3.9 million held by designated brokers to facilitate the acquisition of properties.

As of September 30, 2014, $199.0 million was outstanding under the Credit Facility, with remaining availability of $165.5 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
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
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectibility of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2014 increased $2.9 million to $12.0 million, compared to cash provided by operating activities for the nine months ended September 30, 2013 of $9.1 million. Net income for the nine months ended September 30, 2014, adjusted for depreciation and amortization, amortization of stock-based compensation, amortization of deferred financing costs, accretion of the discount on the Notes, accretion of the discount on the Securitization loan and bad debt expense, was $18.1 million, an increase of $13.6 million compared to $4.5 million for the nine months ended September 30, 2013. The increase is primarily attributable to the increase in the size of our real estate portfolio and aggregate number of homes leased.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 was $367.6 million and was primarily the result of property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings. We utilized $346.7 million for property acquisitions, including the purchase price and the value of any in-place leases, $34.6 million in capital improvements, of which $27.9 million was related to initial renovations on newly acquired properties and $6.7 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was approximately $160,000 for acquisitions that occurred in the nine months ended September 30, 2014.
We invested $13.2 million in mortgage financings, offset by $30.7 million in repayments of mortgage financings.
Cash used in investing activities for the nine months ended September 30, 2013 was $517.7 million, primarily due to property acquisitions and investments in mortgage financings.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2014 was $358.2 million and was primarily attributable to proceeds of $340.6 million from the issuance of the securitization loan and net borrowings of $30.0 million under the Credit Facility to fund acquisition activities, offset by $12.3 million paid in deferred financing costs.
Cash provided by financing activities for the nine months ended September 30, 2013 of $431.3 million was primarily attributable to proceeds of $288.5 million from the sale of shares of our common stock in our initial public offering, completed in May 2013, and private placement in January 2013, offset by $22.6 million in common stock issuance transaction costs related to our initial public offering and net borrowings of $170.0 million under the Credit Facility, offset by $4.6 million paid in deferred financing costs.
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we are required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of September 30, 2014, no dividends have been declared.
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

Contractual Obligations
The following table provides information with respect to our commitments as of September 30, 2014, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	Less than 1 Year (2014)	1-3 years (2015-2016)	3-5 years (2017-2018)	More than 5 years (after 2018)
Debt obligations(1)	$656,241	$—	$199,000	$115,000	$342,241
Interest payment obligations(2)	55,691	4,607	23,265	22,498	5,321
Operating lease(3)	3,469	199	1,607	1,663	—
Property acquisition obligations(4)	50,421	50,421	—	—	—
Total	$765,822	$55,227	$223,872	$139,161	$347,562
 ______________

(1)
Represents aggregate principal amounts outstanding under the Credit Facility, the Exchangeable Senior Notes and the Securitization Loan. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $13.5 million and $1.6 million, respectively, as of September 30, 2014 (Note 4). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity.

(2)	Interest payment obligations were calculated using interest rates applicable as of September 30, 2014.

(3)	Includes operating leases for corporate office space at 7047 East Greenway Parkway Road, Scottsdale, Arizona and 201 17th Street, Atlanta, Georgia.

(4)
Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of September 30, 2014. Acquisition deposits were paid through September 30, 2014 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations
The following is a reconciliation of net loss (which we believe is the most comparable GAAP measure) to funds from operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(9,327)	$(4,588)	$(24,863)	$(16,835)
Add: Depreciation and amortization of real estate assets	12,328	6,472	32,332	14,129
FFO	$3,001	$1,884	$7,469	$(2,706)
FFO attributable to common stockholders (1)	$2,948	$1,854	$7,342	$(2,668)
FFO per share of common stock
Basic	$0.09	$0.06	$0.23	$(0.10)
Diluted(2)	$0.09	$0.06	$0.22	$(0.10)
Weighted-average number of shares of common stock outstanding:
Basic	32,153,307	32,124,857	32,139,807	25,447,193
Diluted (2)	32,806,646	32,682,307	32,754,972	25,447,193
 ______________

(1)
Based on a weighted-average interest in our operating partnership of approximately 98.23% and 98.41% for the three months ended September 30, 2014 and 2013, respectively, and 98.30% and 98.61% for the nine months ended September 30, 2014 and 2013, respectively.

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
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.
Interest Rate Risk
We have interest rate risk with respect to our debt. Our fixed rate debt consists of the Notes. Our variable rate debt consists of the Credit Facility and the Securitization Loan. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument, but has no impact on interest expense or cash flow. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not generally impact the fair value of the instrument. The fair value of the Notes is also impacted by changes in the market price of our common stock.
As of September 30, 2014, $199.0 million was outstanding and $165.5 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $199.0 million under the Credit Facility were to increase or decrease by 50 basis points, our interest expense would increase or decrease by approximately $1.0 million, respectively.
As of September 30, 2014, the aggregate principal outstanding balance of our Securitization Loan was $342.2 million. Borrowings under our Securitization Loan bear interest at a weighted-average interest rate of 2.26%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Securitization Loan. Therefore, a change in the 1-month LIBOR would have an offsetting change in the interest rate cap effectively fixing the rate on the Securitization Loan.

The following table presents the principal amounts, weighted-average interest rates, maturities and fair values of our fixed and variable rate debt by year as of September 30, 2014 (amounts in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$—	$115,000	$—	$—	$115,000
Average interest rate	—%	—%	—%	3.25%	—%	—%	3.25%
Variable rate debt	$199,000	$—	$—	$—	$342,241	$—	$541,241
Average interest rate	2.90%	—%	—%	—%	2.26%	—%	2.58%
Total	$199,000	$—	$—	$115,000	$342,241	$—	$656,241
The table reflects aggregate principal indebtedness outstanding as of September 30, 2014 and does not reflect indebtedness, if any, incurred after that date. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $13.5 million and $1.6 million, respectively, as of September 30, 2014 (Note 4). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. For information regarding the fair value of our debt, see Note 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014.
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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: November 12, 2014	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: November 12, 2014	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

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