Form 10-K
period 2014-12-31
American Residential Properties, Inc.
filed 2015-03-16
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2014 was $599.7 million based on the closing share price as quoted on the New York Stock Exchange on that day.
As of March 11, 2015 there were 32,195,280 shares of common stock, $0.01 par value per share, outstanding.
 _______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10,11,12, 13 and 14.

PART I

Item 1.	Business.
In this Annual Report on Form 10-K, we refer to American Residential Properties, Inc., a Maryland corporation, as "we," "us," "our," "the Company" or "ARP," unless we specifically state otherwise or the context indicates otherwise. In addition, when used herein, the "Operating Partnership" refers to American Residential Properties OP, LP., a Delaware limited partnership.
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
The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

•	our business and investment strategy;

•	our projected operating results;

•	economic, demographic or real estate developments in our markets;

•	home value appreciation, employment growth, residential building permits, median household income and household formation in our markets;

•	defaults on, early terminations of or non-renewal of leases by our tenants;

•	our ability to identify properties to acquire and completing acquisitions;

•	increased time and/or expense to gain possession and restore properties;

•	our ability to successfully restore, lease and manage acquired properties;

•	projected operating costs;

•	rental rates or vacancy rates;

•	our ability to obtain financing;

•	general volatility of the markets in which we participate;

•	our expected investments;

•	interest rates and the market value of our target assets;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, real estate values, the debt securities markets or the general United States economy.
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
General
We are an internally managed real estate company that acquires, owns, renovates and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) our Operating Partnership, in which we have a 98.2% interest as of December 31, 2014 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our short taxable year ended December 31, 2012. As a REIT, we are generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
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
As of December 31, 2014, we owned 8,893 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas that were 81% leased, and we managed an additional 437 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. Phoenix Fund is a private investment fund formed in February 2010 by Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer and a member of our Board of Directors, to invest opportunistically in single-family homes as rental properties.
Our principal executive office is located at 7047 E. Greenway Parkway, Suite 350, Scottsdale, Arizona 85254. Our main telephone number is (480) 474-4800. Our web address is www.amresprop.com.
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
Active Property Management
We seek to ensure tenant satisfaction by providing high-quality service at our self-managed properties. Our internally managed and vertically integrated property management platform allows us to oversee all aspects of our ownership of a rental home, including restoring a newly acquired home, marketing and leasing of the home, ensuring property quality control and opportunistically selling it when appropriate. We believe that internally managed property management allows us to optimize rental revenue, effectively manage expenses, realize economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our senior management team has experience with the acquisition, restoration and management of single-family homes and provides oversight to all facets of our business. We believe our ability to improve asset quality and tenant retention, increase our homes’ useful lives and decrease turnover costs is an important element of our business and is instrumental in driving stockholder returns.
Disciplined Acquisition Strategy
We acquire high-quality single-family homes in select submarkets that meet our disciplined market selection criteria, which include above-average median household incomes, well-regarded school districts, proximity to employment centers and lifestyle amenities, access to transportation routes and public transit and low crime levels. We are focused on acquiring entry level homes with a number of key property characteristics, including: (i) three or more bedrooms; (ii) two or more bathrooms; (iii) post 1990 construction; (iv) master planned communities; and (v) estimated restoration costs of less than 20% of acquisition price. We believe these characteristics attract creditworthy tenants, produce high rental rates and occupancy levels and provide for long-term home price appreciation potential. We have an established acquisition and renovation platform to acquire high-quality single-family homes and source acquisition opportunities through a variety of channels. We source individual property purchases through foreclosure auction, short-sale, real estate owned, or REO, and traditional Multiple Listing Service, or MLS, processes. We also source portfolios of leased and vacant properties through brokerages or directly from operators, investors or banks.
Targeted Geographic Expansion
Our portfolio is diversified across several geographic markets. We continually monitor the markets in which we operate to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. We believe that our strategy to maintain and grow a geographically diverse investment portfolio provides us with the ability to expand our market presence where the supply and demand characteristics create the most compelling acquisition and rental opportunities. We select our markets based on a comprehensive set of investment criteria, including strength of rental demand and rates of job growth, population growth and unemployment.
Flexible Capital Structure
Our capital structure provides us with significant financial flexibility and the capacity to fund future growth. On December 31, 2014, our consolidated debt to undepreciated book value was approximately 53%. We have a $500 million senior secured revolving credit facility, or the Credit Facility, with an accordion feature that allows us, assuming our compliance with applicable covenants and at the lenders’ discretion, to borrow up to $750 million if certain criteria are met. As of December 31, 2014, we had $311 million outstanding under the Credit Facility, with an additional availability of approximately $153 million. For more information on the Credit Facility, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.
Our Business Activities
Acquisitions
We have a disciplined acquisition platform that is capable of acquiring large numbers of properties across all of our acquisition channels in multiple target markets. When identifying desirable markets, we focus on factors such as the magnitude of housing price declines, strength of rental demand, and rates of job growth, population growth and unemployment, providing for attractive potential yields and potential home price appreciation. We use data from a variety of sources and evaluate macroeconomic and microeconomic inputs (including housing market, demographic and economic data). Within markets that meet our selection criteria, we seek to identify the communities that offer the most attractive mix of housing prices, discounts to replacement cost, rental demand and rental rates, which are often characterized by good access to transportation networks and employment centers, quality schools and low levels of crime.
We source acquisition opportunities through a variety of channels, including foreclosure auctions and broker sales (including short-sales, REO and traditional MLS). We also source portfolios of leased and vacant properties through brokerages or directly from operators, investors or banks. Most recently, foreclosure auctions and broker sales have presented the most attractive channels to access a significant supply of quality homes at attractive prices. While foreclosure auctions provide for a limited time frame to complete due diligence, our underwriting involves applying our acquisition parameters, including evaluating property location, estimating the costs of potential eviction of existing occupants and restoration, calculating expected rents and expenses, and reviewing title issues. We have acquired and will continue to acquire properties through direct contracts with various property owners through brokers and portfolio sales from governmental agencies, financial institutions and competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, to perform physical property inspections, obtain title insurance and review applicable covenants conditions and restrictions.
Restoration
Nearly all of the properties we purchase require some degree of restoration. We coordinate an initial on-site review of a property to identify the scope of desired restoration. Beyond customary restoration, we identify improvements that we believe will optimize the property’s overall appeal and ability to generate premium rents and an appropriate return on our invested capital. We monitor the entire restoration process, including reviewing bids, managing the restoration itself and maintaining quality-control oversight. We have established relationships with many home improvement professionals, including contractors, electricians, plumbers, painters, HVAC specialists, landscapers and cleaning companies. Due to our scale, we are able to negotiate discounted pricing both through national purchasing programs and in local markets with various suppliers of appliances, fixtures and building materials.
Leasing
Consistent with our underwriting at the time of acquisition, we establish rental rates based on local market conditions and are responsible for collecting and processing rent. Factors considered when establishing rents include prevailing rental rates for comparable properties, weighing factors such as the size and age of the home, neighborhood characteristics and proximity to lifestyle amenities. We use local leasing agents who interface with potential tenants and our internal leasing staff. Properties are marketed through multiple channels, including our website, Internet-based marketing strategies, MLS, yard signage and local brokers. Our leases with residential tenants are typically written with a term of one year, using standardized leases appropriate for each jurisdiction, and generally contain customary provisions applicable to that market.
Rigorous tenant underwriting is critical in our effort to lease our self-managed properties to creditworthy tenants that we believe are likely to maintain the home. We evaluate prospective tenants based on established guidelines and review financial data and metrics, such as household income, tenure at current job and rent as a percentage of household income. We also review non-financial factors, such as household size and rental history.
Property Management
We provide the continuum of property management services, including securing a property upon acquisition, coordinating with utility companies, overseeing the restoration process, managing the leasing process, communicating with tenants, collecting rents, conducting periodic inspections, managing routine property maintenance and repair needs, paying applicable taxes and HOA fees and interfacing with vendors and contractors.
We perform property management functions primarily out of our corporate office in Scottsdale, Arizona and with supporting functions performed through regional offices in certain of our target markets. The following functions are performed internally by our employees with respect to our self-managed properties: communicate with and receive all general inquiries and maintenance requests from our tenants; coordinate, supervise, approve and monitor completion of required work with third-party vendors; coordinate and supervise periodic property inspections; coordinate, bid, award, supervise and monitor restoration and re-tenancy projects performed by third-party contractors; interface and comply with all applicable HOA obligations. By performing these functions internally with respect to our self-managed portfolio, we believe that we establish improved communications, foster direct relationships with tenants and gain tighter control over the quality and cost of restorations and property maintenance.

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
Technology and Systems
We believe that robust information technology is essential to acquire and manage a large-scale portfolio of single-family rental homes. We have a scalable real estate acquisition and management platform that has aided in the expansion of our business. Our systems are designed to collect housing, demographic and economic data to support our ongoing acquisition activities. Our systems also accumulate and analyze data at the individual property and portfolio levels, including economic and physical information about a property throughout the period of our ownership and management.
Our Financing Strategy
We have financed our operations and acquisitions to date through the issuance of equity securities and exchangeable senior notes, borrowings under our Credit Facility and the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan, or our Securitization Loan. In the future, we expect to finance our operations, in part, with borrowings under our Credit Facility and with various other types of indebtedness.
Competition
We face competition from different sources in each of our two primary activities, acquiring properties and renting our properties and, to a lesser extent, in our private mortgage financing activities. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified, and owner occupants. Our primary competitors in acquiring portfolios are private equity investors, REITs and sizeable institutional investors. These same competitors may also compete with us for tenants. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our vertically integrated real estate acquisition and management platform and market knowledge in markets that meet our selection criteria provide us with competitive advantages.
Management of Phoenix Fund
As of December 31, 2014, we managed 437 properties for Phoenix Fund, a fully committed private investment fund formed by Mr. Schmitz and Ms. Hawkes in 2010 to invest opportunistically in single-family homes as rental properties. Our TRS manages the properties of Phoenix Fund for a fee pursuant to a management agreement with Phoenix Fund. See "Item 1A. Risk Factors--Risks Related to Conflicts of Interest--Mr. Schmitz and Ms. Hawkes have duties to Phoenix Fund which may create conflicts of interest, and these conflicts may not be resolved in our favor, which could adversely affect us."
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our tenants, re-leasing of properties and competition for properties. We believe that the housing market and credit risk expertise, research and analytical tools developed by our experienced management team will allow us to manage these risks.
Insurance
We carry liability and property insurance covering most of the properties in our portfolio under blanket insurance policies. All of our properties are covered by liability and property insurance, either carried by us or by preferred operators under longer-term arrangements with the operators. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to cover all losses we may sustain. Further, there are certain types of extraordinary losses, such as losses from terrorism and earthquakes, for which we may not have adequate insurance or coverage. It is our practice to obtain title insurance policies for all properties as soon as practicable after acquisition.

Regulation
General
Our properties are subject to various covenants, laws and ordinances and certain of our properties are also subject to the rules of the various homeowner associations, or HOAs, where such properties are located. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.
Fair Housing Act
The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by the United States Department of Housing and Urban Development, or HUD, and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.
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
Employees
As of December 31, 2014, we had 157 employees. Our employees are not covered by a collective bargaining agreement.
Available Information
Our website address is www.amresprop.com. Information on our website is not a part of this Annual Report on Form 10-K. We make available free of charge on our website (on the Investor Relations page under "SEC Filings"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All reports filed with the Securities and Exchange Commission, or SEC, may be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-3300. In addition, all of our reports filed with the SEC are available at the SEC's website at www.sec.gov.

Item 1A.	Risk Factors.
Investment in our capital stock involves significant risks. If any of the risks discussed in this report occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below are not the only risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements" in Item 1 of this report.
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
Several institutional investors have begun acquiring single-family homes on a large scale. Traditionally, foreclosed properties and loans secured by properties in pre-foreclosure were sold individually to private home buyers and small-scale investors. The sale of these assets in portfolios and the entry into this market of large, well-capitalized institutional investors, including us, are relatively recent trends, which we expect to intensify in the near future. Other REITs and investment funds have deployed and are expected to continue to deploy in the future, significant amounts of capital in the single-family housing sector and may have investment objectives that overlap with ours. In acquiring our target assets, we compete with a variety of investors, including private home buyers, small-scale investors and well-capitalized institutional investors. We also face increasing competition in our private mortgage financing business. Some of our competitors may have greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of capital and access to capital sources that may not be available to us. These advantages of our competitors may adversely affect our ability to become an industry leader.

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
We intend to opportunistically expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could adversely impact anticipated yields.
Our long-term growth depends on the availability of acquisition opportunities in desired markets at attractive pricing levels. We believe various factors and market conditions have made homes available for purchase at prices that are significantly below replacement cost in many markets. However, we expect that in the future housing prices will stabilize and return to more normalized levels, and therefore future acquisitions may be more costly and result in lower yields. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

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
Our success depends to a significant degree upon the continued contributions of our management and certain key personnel. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, particularly our founders, our operating results could suffer.
Our ability to achieve our investment objective and to make distributions to our stockholders depends upon the performance of our management team. We rely on our management team to, among other things, identify and consummate acquisitions, design and implement our financing strategies, manage our investments and conduct our day-to-day operations. We cannot guarantee the continued employment of any of our key personnel, who may choose to leave our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other disagreements. We also rely on the experience, efforts and abilities of our founders, Mr. Schmitz and Ms. Hawkes, each of whom may be difficult to replace and our operating results could suffer.
Our future success depends, in part, upon our ability to efficiently hire and retain highly skilled managerial, investment, financial and operational personnel.
The growth of our business will require us to hire additional qualified managerial, investment, financial and operational personnel, including hiring in various local markets. Competition for such highly skilled personnel is intense. We cannot assure you that we will be successful in attracting and retaining such skilled personnel or in integrating any new personnel into our organization. Moreover, additional employees could result in a substantial increase in compensation expense that may not be offset with additional revenue.

Operating our business on a larger scale could result in substantial increases in our expenses.
One of our goals is to implement our single-family rental business nationally. Our business model assumes that we can successfully use our vertically integrated platform to acquire and manage single-family homes on a larger scale than we have done to date without a directly proportional increase in our expenses. As our business grows in size and complexity, we can provide no assurance that our management platform will ultimately prove to be “scalable,” we will be able to achieve economies of scale, we will be able to manage additional properties or grow our business without incurring significant additional expenses.
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
In addition to general, regional, national and international economic conditions, our business will be impacted by the economic conditions in the specific geographic areas and markets in which we operate. We intend to continue to acquire and manage single-family homes and to provide short-term private mortgage financing secured by single-family homes located in markets where we are currently invested, which, as of December 31, 2014, include the following: Phoenix, Arizona; the Central Valley and Inland Empire regions of California; Florida; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Charlotte, Raleigh and Winston-Salem, North Carolina; Nashville, Tennessee; and Dallas and Houston, Texas.
A significant assumption underlying our investment strategy is our belief that property values and operating fundamentals for single-family homes in these markets will improve significantly over the next several years. We can provide no assurance that this assumption will prove to be correct.
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
Through our preferred operators, we lease a number of our properties to third-party property operators pursuant to master leases that have longer terms than our leases with individual tenants who lease our properties directly from us.
As of December 31, 2014, 594 of our properties were leased to third-party property operators pursuant to long-term agreements. These operators in turn sub-lease these properties to tenants, and the operators are obligated to pay us rent and bear all costs associated with the properties, such as insurance, real estate taxes, HOA fees and maintenance costs. To the extent these operators do not maintain sufficient occupancy or rental rates at the properties, it is possible that they will not meet their obligations under the lease, including paying rent to us. Moreover, if an operator defaults on its lease with us, we would be required to find a replacement operator or operate the properties ourselves. No assurance can be given that we would be able to locate acceptable replacement operators on terms as favorable as we previously did. Moreover, if we choose to operate the properties ourselves it could increase our costs, especially if we were required to establish a local office to manage the properties.
Long-term leases may not result in fair market lease rates over time; therefore, our income and cash available for distribution to our stockholders could be lower than if we did not enter into long-term leases.
Through our preferred operators, we enter into long-term leases with third-party property operators relating to portfolios of properties. These operators, in turn, lease the properties out to individual tenants. Our longer-term leases with third-party operators provide for rent increases over time and require that the operators pay us a portion of their gross sub-lease revenue in the form of percentage rent. If we do not accurately judge the potential for increases in market rental rates, the rent under our long-term leases with operators may be significantly less than then-current market rental rates, even after contractual rental increases and applicable percentage rents. Further, we may have no ability to terminate those leases or to adjust the rent to then-current market rates, or, for certain long-term leases with third-party operators, we may have termination rights but may be required to pay a termination payment to the operators in connection therewith. As a result, our revenues and cash available for distribution to our stockholders could be lower than if we did not enter into long-term leases relating to portfolios of properties.
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
We rely on information supplied to us by prospective tenants in their rental applications to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we use it to evaluate the overall average credit characteristics of our portfolio over time. If tenant-supplied information is inaccurate or our tenants’ creditworthiness declines over time, we may make poor leasing or underwriting decisions and our portfolio may contain more credit risk than we believe. When we purchase properties that are subject to existing leases, we are often not able to collect any information on tenant creditworthiness in connection with such purchases.
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
The acquisition of single-family homes entails various risks, including the risks that we may overvalue a home, our homes may not perform as we expect, we may be unable to quickly and efficiently restore and lease our homes, our tenants may default and our cost estimates for restoring an acquired home may prove inaccurate. In addition, we cannot assure you of the continued availability of acquisition opportunities in our markets at attractive pricing levels.
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
To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions, restorations or other capital expenditures is limited. We have financed our operations and acquisitions to date through a combination of the issuance of equity securities and debt financing. We believe it is appropriate to use leverage as a component of our financing strategy in an effort to increase our return potential. We can provide no assurance that we will be able to obtain debt financing on favorable terms or at all and we may be limited in the amount of leverage that we may incur by the terms of various financing arrangements.
Recent events in the financial markets have had an adverse impact on the credit markets, and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms and there has been and may continue to be a general reduction in the amount of credit available. Many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If conditions in the credit markets-in particular with respect to single-family home finance-materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain debt or equity financing or that we will be able to obtain it on favorable terms.
Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.
As of December 31, 2014, our total consolidated indebtedness was approximately $768 million in aggregate principal. We may finance future activities with additional indebtedness. We may borrow for a number of reasons, such as financing acquisitions, capital expenditures or distributions necessary to maintain our qualification as a REIT. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur debt in the future.
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
Current and potential joint venture investments may make us vulnerable to our co-venturer’s financial condition and disputes between us and our co-venturer.
We have and may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity. Under these circumstances, we may not be in a position to exercise sole decision-making authority regarding the assets held through the venture or the venture itself. Investments through joint ventures involve risks not present were a third party not involved in the investment, including the possibility that co-venturers may have rights that are superior to ours, become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay actions that we believe are necessary or desirable. Co-venturers may have economic or other business interests or goals which are inconsistent with ours, including conflicting goals relating to the sale of assets or properties held in a joint venture or the timing of the termination and liquidation of the venture, and may be in a position to take actions contrary to our objectives. Such investments may also have the potential risk of impasses on material decisions, such as a sale, in circumstances where neither we nor our co-venturer have full control over the partnership or joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, action by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may under certain circumstances be liable for the actions of our co-venturers.
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
In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our offices and on our networks. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.
We will incur significant expenses as a result of being a public company, which will negatively impact our financial performance.
We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the New York Stock Exchange, or NYSE, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as officers. Although the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, recently enacted by the U.S. Congress and discussed in the next risk factor may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.
The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

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
The success of our business model will substantially depend on conditions in the single-family rental market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels, and if those assumptions prove to be inaccurate our cash flows will be lower than expected. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate markets in particular, including: a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit and slowly-recovering economic and employment conditions that have made it more difficult for families to remain in homes that were purchased prior to the economic downturn.
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
Before renting a home to a tenant, we typically coordinate an on-site review of the home to identify the scope of restoration to be completed. Beyond customary repairs, we often undertake improvements designed to optimize overall property appeal and increase the value of the property when such improvements can be done cost effectively. To the extent properties are occupied by existing tenants, restorations may be postponed until the tenant vacates the premises.

We expect that nearly all of our properties will require some level of restoration immediately upon their acquisition or in the future following expiration of a lease or change in tenant, and some restorations may be extensive. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant restorations and repairs from time to time. We are exposed to the risks inherent in property restoration, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of restorations across our properties prove to be materially inaccurate, we will be adversely affected.
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
Through our preferred operators, we acquire portfolios of properties that are master leased to a third-party operator. Under these arrangements, the revenue we derive from these properties comes entirely from lease payments made by the third-party operator to us. If the third-party operator is unable to generate sufficient revenue from the operation of these properties to meet its obligations under the lease, including its obligation to pay rent to us, this could result in the reduction or elimination of revenue relating to a large number of our properties. A third-party operator’s ability to make lease payments to us would be adversely affected if a significant number of the occupants of the properties were unable to meet their obligations to the operator, which could make it difficult for the operator to meet its obligations to us. The occupants’ ability to meet their obligations to our third-party operator is affected by the same factors that affect our tenants’ ability to meet their obligations to us with respect to our self-managed portfolio, such as local economic and employment conditions.
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
A significant number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs, which would be costly.
A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
We are subject to tenant relief laws and may be subject to rent control laws, which will negatively impact our rental revenue.
When we acquire distressed properties, we often will need to evict the occupant of the premises. Additionally, as an owner of many rental properties, we will regularly seek to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities result in additional legal costs and require our personnel’s time and attention. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we need to incur supervisory and legal expenses to ensure such compliance.
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
There are numerous tenants’ rights and consumer rights organizations that operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and, with the large settlements identified above and the increased market for single-family rentals arising from former homeowners, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might attempt to organize claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or State Attorneys General to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
Poor tenant selection and defaults by our tenants may negatively affect our financial performance and reputation.
Our success depends, in large part, upon our ability to attract and retain qualified tenants for our properties. This depends, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We may make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property, resulting in a lower than expected rate of return. In addition, we would incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and would not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.
Title defects and eminent domain could lead to material losses on our investments.
Although we have acquired, and currently intend to acquire in the future, title insurance on the majority of our residential properties when it is available, we will also acquire a number of our homes on an “as is” basis at auctions, without the benefit of title insurance at closing. Increased scrutiny of title matters, particularly in the case of foreclosures, could lead to legal challenges with respect to the validity of the sale. Challenges to title could result in the sale being rescinded, and we may be unable to recover our purchase price, resulting in a complete loss in the absence of title insurance. Title insurance obtained after we take title will exclude discoverable defects from coverage and therefore provide less protection to us. Although we endeavor to assess the state of title prior to purchase, there can be no assurance that our assessments will be completely effective, which could lead to a material, if not complete loss, on our investment in such properties. In addition, even if we are able to acquire title insurance on a property, the title insurance provider may assert that we are not entitled to coverage under the policy and deny any claims we have thereunder.
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
The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties and any properties we acquire in the future do not generate income sufficient to meet operating expenses, including any debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as debt service (to the extent we borrow funds in the future), real estate taxes, HOA fees, insurance and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by the factors listed below, among others:

•	downturns in international, national, regional and local economic conditions (particularly increases in unemployment);

•	the attractiveness of the properties we acquire to potential tenants and competition from other properties;

•	changes in supply of or demand for similar or competing properties in our markets;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	inability to collect rent from tenants;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses;

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
We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or restore a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.
Contingent or unknown liabilities could adversely affect our financial condition.
Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner should be liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.
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
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental revenue from that property.
We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.
Real estate investments are relatively illiquid, and, as a result, we may have a limited ability to sell our properties should the need arise. When we sell our properties, we may not realize gains on such sales. We may elect not to distribute any proceeds from the sales of properties to our stockholders.
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
Each of Mr. Schmitz and Ms. Hawkes owns a 50% interest in the general partner of Phoenix Fund. They also jointly own ARM, the former property manager of Phoenix Fund, which holds the 175,000 Operating Partnership, or OP, units that our Operating Partnership issued in connection with our acquisition of the ARM assets upon completion of our initial private offering and formation transactions in May 2012. They may have conflicting duties because they have a duty to both us and to the limited partners of Phoenix Fund (which will retain ownership of its properties and continue as a private fund until liquidated). Upon completion of our formation transactions in May 2012, Phoenix Fund agreed not to commit to purchase any additional single-family homes and, as a result, Phoenix Fund is not expected to compete with us for investments in single-family homes in our markets. However, some of Phoenix

Fund’s properties may compete with our properties, including with respect to tenants. Our TRS is party to a management agreement with Phoenix Fund, pursuant to which it provides services, including, among other things, leasing management services, to Phoenix Fund for a fee in an amount equal to 6.0% of Phoenix Fund’s gross rental revenue.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

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

By resolution of our Board of Directors, we have opted out of the business combination provisions of the MGCL and provided that (1) any business combination between us and any other person is exempt from the business combination provisions of the MGCL, and (2) such business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to opt in to the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.
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
Our charter and bylaws provide for indemnification of our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers pursuant to indemnification agreements between us and the director or officer. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.
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

We have entered into employment agreements with several of our executive officers containing severance provisions that could make it difficult and costly for us to terminate their employment.
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
We lease our headquarters located at 7047 East Greenway Parkway, Suite 350, Scottsdale, Arizona 85254. We also lease office space located at 9015 W. Union Hills Drive, Suites 104 and 105, Peoria, Arizona 85352; 1363 Shermer Road, Suite 210, Northbrook, Illinois 60062; 201 17th Street, Suite 3055, Atlanta, Georgia 30363; and 6060 N. Central Expressway, 5th Floor, Dallas, Texas 75206.
The following table provides a summary of our portfolio of single-family properties by metropolitan statistical area, or MSA, and metropolitan division, or Metro Division, as of December 31, 2014.

MSA/Metro Division	Number of Homes	Aggregate Investment (in thousands)	Average Investment Per Home (1)	Percentage Leased (2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,380	$202,751	$146,921	92.7%	17	1,713
Dallas-Fort Worth, TX	1,093	$179,502	$164,229	79.3%	11	2,114
Houston, TX	1,106	$164,524	$148,756	90.7%	7	1,934
Atlanta, GA	1,062	$155,622	$146,536	54.0%	16	2,099
Nashville, TN	744	$131,093	$176,200	81.3%	11	1,913
Florida	625	$86,531	$138,450	61.0%	13	1,722
Other Texas	375	$66,998	$178,662	87.2%	10	1,978
Chicago, IL	511	$66,790	$130,705	100.0%	55	1,406
Charlotte, NC-SC	376	$60,411	$160,666	64.6%	10	2,051
Inland Empire, CA	213	$38,516	$180,825	95.8%	16	1,915
Indianapolis, IN	538	$38,034	$70,695	83.1%	52	1,321
Raleigh, NC	240	$36,722	$153,008	78.8%	9	1,746
Winston-Salem, NC	234	$29,560	$126,324	88.5%	12	1,426
Other California	80	$10,608	$132,594	95.0%	36	1,335
Las Vegas, NV	68	$7,505	$110,373	85.3%	15	1,553
Other MSA/Metro Divisions	248	$36,861	$148,634	81.9%	10	1,639
Total/Weighted Average	8,893	$1,312,028	$147,535	80.7%	17	1,829
______________

(1)
For self-managed homes, represents average purchase price (including broker commissions and closing costs) plus average capital expenditures. For homes leased to preferred operators , represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties leased to our preferred operators, other than general and administrative expenses associated with ongoing monitoring activities of our investment.

(2)
Includes both self-managed homes and homes leased to preferred operators. We classify homes leased to preferred operators as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

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
Market Information
Our shares of common stock began trading on the NYSE on May 9, 2013 under the symbol "ARPI." The following table sets forth, for the periods indicated, the high and low closing prices per share:

	High	Low
2013
Second Quarter (period from May 9, 2013 through June 30, 2013)	$21.00	$17.20
Third Quarter	$18.41	$16.50
Fourth Quarter	$18.53	$16.29
2014
First Quarter	$19.02	$17.12
Second Quarter	$19.28	$17.01
Third Quarter	$19.45	$18.09
Fourth Quarter	$19.16	$17.01
Holders
As of December 31, 2014, we had 31 holders of record of our common stock. However, because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of shares of our common stock than record holders.
Dividends
As of December 31, 2014, we had not declared or paid any dividends.
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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan, as of December 31, 2014. See Note 7 to the accompanying consolidated financial statements for additional information regarding our 2012 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	472,128	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—		472,128
______________

(1)
The aggregate limit of shares of our common stock available for grant under our 2012 Equity Incentive Plan is 1.5 million shares. Securities issued include: (i) 59,517 restricted shares of commons stock, net of forfeitures, comprised of 25,220 vested and 34,297 unvested shares, and (ii) 968,355 LTIP units, net of forfeitures, comprised of 441,242 vested LTIP units, of which 18,801 LTIP units were exchanged for shares of our common stock, and 527,113 unvested LTIP units. The vested and unvested LTIP units may be exchangeable in the future for shares of our common stock.

Stock Performance Graph
The following graph provides a comparison of the cumulative total stockholder return from May 9, 2013, the date on which our shares began trading on the NYSE, to the NYSE closing price per share on December 31, 2014, with the cumulative total return of the Russell 2000 Index and the MSCI US Equity REIT Index for the same period. Total return values were calculated assuming a $100 investment in our shares of common stock and each of the indices on May 9, 2013 and the reinvestment of all dividends.
The actual returns shown on the graph above are as follows:

Name	Initial Investment at May 9, 2013	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014
American Residential Properties, Inc.	$100.00	$81.71	$83.67
Russell 2000 Index	$100.00	$120.43	$124.68
MSCI US REIT Index	$100.00	$88.28	$115.10

Recent Sales of Unregistered Securities
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
The following tables present selected consolidated financial and operating data that has been derived from our audited consolidated financial statements and selected portfolio data. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes to the financial statements, each of which is included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,		Period from March 30, (inception) to December 31,
	2014	2013	2012
Revenue:
Rental	$81,883	$32,354	$2,195
Other	4,981	5,606	735
Total revenue	86,864	37,960	2,930
Expenses:
Property operating and maintenance	21,485	8,536	912
Real estate taxes	14,787	6,095	608
Homeowners’ association fees	2,145	1,170	330
Acquisition	937	3,890	760
Depreciation and amortization	47,298	22,193	1,804
General, administrative and other	15,023	16,374	4,837
Interest	22,664	5,113	—
Total expenses	124,339	63,371	9,251
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(37,475)	(25,411)	(6,321)
Equity in net (loss) income of unconsolidated ventures	(158)	60	83
Net loss	(37,633)	(25,351)	(6,238)
Net loss attributable to non-controlling interests	654	368	99
Net loss attributable to common stockholders	$(36,979)	$(24,983)	$(6,139)
Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$(1.15)	$(0.92)	$(0.53)
Weighted-average number of shares of common stock outstanding	32,143,934	27,130,348	11,536,193

Consolidated Balance Sheet Data
(amounts in thousands)

	December 31,
	2014	2013	2012
Investment in real estate, net	$1,243,603	$775,548	$216,696
Cash, cash equivalents and restricted cash	32,743	24,294	101,725
All other assets	84,427	94,360	31,006
Total assets	$1,360,773	$894,202	$349,427
Revolving credit facility	$311,000	$169,000	—
Exchangeable senior notes, net	$102,188	$99,377	—
Securitization loan, net	$340,675	—	—
Total liabilities	$788,208	$286,783	$3,196
Total equity	$572,565	$607,419	$346,231

Selected Portfolio Data

	December 31,
	2014	2013	2012
Total Portfolio
Total properties owned	8,893	6,073	1,775
Total properties leased	7,173	4,528	1,350
Total homes % leased	80.7%	74.6%	76.1%
Stabilized Portfolio
Total stabilized properties (1)(2)	7,841	5,375	na
Total stabilized leased properties (1)(2)	7,173	4,537	na
Total stabilized properties % leased (1)(2)	91.5%	84.4%	na
Annual average rent per leased home as a percentage of average investment per leased home:
Self-Managed Single-Family Homes	10.2%	10.4%	9.9%
Preferred Operator Homes	7.4%	7.3%	7.4%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Includes properties with in-place leases at the date of acquisition.

(2)     Operations commenced in 2012, therefore stabilized property statistics are not meaningful for the 2012 period.

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
As of December 31, 2014, we owned 8,893 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.3 billion, and we managed an additional 437 properties for ARP Phoenix Fund I, LP, or Phoenix Fund, in Arizona and Nevada. For the period from January 1, 2015 to February 28, 2015, we acquired 123 single-family homes for a total purchase price of approximately $22 million and contracted to acquire 30 additional homes for a total purchase price of approximately $5 million. Of the homes we acquired or contracted to acquire during this period, 90 homes are in Tennessee, 32 homes are in Georgia, 26 homes are in Texas, 4 homes are in North Carolina and 1 home is in Florida. There is no assurance that we will close on the properties we have under contract.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of December 31, 2014, our private mortgage portfolio had an aggregate outstanding principal balance of $21.0 million, a weighted-average interest rate of 11.9% per annum and a weighted-average remaining term of 100 days.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of December 31, 2014 after giving effect to vested and unvested LTIP awards.
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we continue to qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $20.4 trillion, according to the 2014 third-quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.

We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.
Property Portfolio
The following three tables present summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of December 31, 2014, in descending order of aggregate investment. The first table includes our entire portfolio of single-family homes. The second table includes only the single-family homes that we manage. The third table includes only the single-family homes that our preferred operators manage.

Total Portfolio of Single-Family Homes - Summary Statistics
December 31, 2014

MSA/Metro Division	Number of Homes	Aggregate Investment (in thousands)	Average Investment Per Home (1)	Percentage Leased (2)	Average Age (years)	Average Size (square feet)
Phoenix, AZ	1,380	$202,751	$146,921	92.7%	17	1,713
Dallas-Fort Worth, TX	1,093	$179,502	$164,229	79.3%	11	2,114
Houston, TX	1,106	$164,524	$148,756	90.7%	7	1,934
Atlanta, GA	1,062	$155,622	$146,536	54.0%	16	2,099
Nashville, TN	744	$131,093	$176,200	81.3%	11	1,913
Florida	625	$86,531	$138,450	61.0%	13	1,722
Other Texas	375	$66,998	$178,662	87.2%	10	1,978
Chicago, IL	511	$66,790	$130,705	100.0%	55	1,406
Charlotte, NC-SC	376	$60,411	$160,666	64.6%	10	2,051
Inland Empire, CA	213	$38,516	$180,825	95.8%	16	1,915
Indianapolis, IN	538	$38,034	$70,695	83.1%	52	1,321
Raleigh, NC	240	$36,722	$153,008	78.8%	9	1,746
Winston-Salem, NC	234	$29,560	$126,324	88.5%	12	1,426
Other California	80	$10,608	$132,594	95.0%	36	1,335
Las Vegas, NV	68	$7,505	$110,373	85.3%	15	1,553
Other MSA/Metro Divisions	248	$36,861	$148,634	81.9%	10	1,639
Total/Weighted Average	8,893	$1,312,028	$147,535	80.7%	17	1,829
______________

(1)
For self-managed homes, represents average purchase price (including broker commissions and closing costs) plus average capital expenditures. For homes leased to our preferred operators, represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties leased to our preferred operators, other than general and administrative expenses associated with ongoing monitoring activities of our investment.

(2)
Includes both self-managed homes and homes leased to preferred operators. We classify homes leased to our preferred operators as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

Portfolio of Self Managed Single-Family Homes - Summary Statistics
December 31, 2014

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (1)	Average Capital Expenditures Per Home (2)	Average Investment Per Home (3)	Aggregate Investment (in thousands)	Percentage Leased	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (4)
Phoenix, AZ	1,380	$138,109	$8,812	$146,921	$202,751	92.7%	17	1,713	$1,033	8.5%
Dallas-Fort Worth, TX	1,093	$153,039	$11,190	$164,229	$179,502	79.3%	11	2,114	$1,486	10.9%
Houston, TX	1,106	$141,311	$7,445	$148,756	$164,524	90.7%	7	1,934	$1,400	11.3%
Atlanta, GA	1,062	$136,381	$10,155	$146,536	$155,622	54.0%	16	2,099	$1,216	10.4%
Nashville, TN	744	$164,612	$11,588	$176,200	$131,093	81.3%	11	1,913	$1,417	9.7%
Florida	625	$127,097	$11,353	$138,450	$86,531	61.0%	13	1,722	$1,135	10.3%
Other Texas	375	$167,071	$11,591	$178,662	$66,998	87.2%	10	1,978	$1,608	10.9%
Charlotte, NC-SC	376	$153,317	$7,349	$160,666	$60,411	64.6%	10	2,051	$1,224	9.5%
Inland Empire, CA	213	$156,561	$24,264	$180,825	$38,516	95.8%	16	1,915	$1,414	9.4%
Raleigh, NC	240	$145,011	$7,997	$153,008	$36,722	78.8%	9	1,746	$1,220	9.8%
Indianapolis, IN	455	$65,493	$9,469	$74,962	$34,108	80.0%	50	1,351	$821	12.7%
Winston-Salem, NC	234	$122,636	$3,688	$126,324	$29,560	88.5%	12	1,426	$1,094	10.4%
Other California	80	$110,753	$21,841	$132,594	$10,608	95.0%	36	1,335	$1,074	9.7%
Las Vegas, NV	68	$97,738	$12,635	$110,373	$7,505	85.3%	15	1,553	$1,043	11.0%
Other MSA/Metro Divisions	248	$140,842	$7,792	$148,634	$36,861	81.9%	10	1,639	$1,241	10.2%
Total/Weighted Average	8,299	$139,569	$10,005	$149,574	$1,241,312	79.3%	15	1,861	$1,256	10.2%
 ______________

(1)	Average purchase price includes broker commissions and closing costs.

(2)	Represents average capital expenditures per home as of December 31, 2014. Does not include additional expected or future capital expenditures.

(3)	Represents average purchase price plus average capital expenditures.

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

Portfolio of Preferred Operator Single-Family Homes - Summary Statistics
December 31, 2014

MSA/Metro Division	Number of Homes	Average Investment Per Home (1)	Aggregate Investment (in thousands)	Percentage Leased (2)	Average Age (years)	Average Size (square feet)	Average Monthly Rent Per Home Paid by Preferred Operator to Us (3)	Annual Rent as a Percentage of Average Investment Per Home (4)
Chicago, IL	511	$130,705	$66,790	100%	55	1,406	$794	7.3%
Indianapolis, IN	83	$47,302	$3,926	100%	59	1,160	$354	9.0%
Total/Weighted Average	594	$119,051	$70,716	100%	56	1,372	$733	7.4%
  ______________

(1)
Represents purchase price (including broker commissions and closing costs) paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The preferred operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures (including significant capital improvements) required for the management, operation and maintenance of the properties. Accordingly, absent a default by the preferred operator under a long-term lease agreement with us, we expect to incur no expenses related to properties leased to our preferred operators, other than general and administrative expenses associated with ongoing monitoring activities of our investment.

(2)
We classify homes leased to our preferred operators as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

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
The following two tables presents summary statistics of our portfolio of stabilized single-family homes by MSA and metro division as of December 31, 2014, in descending order of number of homes. The first table includes our entire portfolio of stabilized single-family homes. The second table includes only the stabilized single-family homes that we manage.

Total Portfolio of Stabilized(1) Single-Family Homes —Summary Statistics
December 31, 2014

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Phoenix, AZ	1,379	$146,968	1,279	100	92.7%
Houston, TX	1,092	$148,475	1,003	89	91.8%
Dallas-Fort Worth, TX	935	$163,541	867	68	92.7%
Nashville, TN	649	$174,198	605	44	93.2%
Atlanta, GA	632	$136,960	573	59	90.7%
Indianapolis, IN	513	$71,286	447	66	87.1%
Chicago, IL	511	$130,705	511	—	100.0%
Florida	460	$128,852	381	79	82.8%
Other Texas	361	$177,648	327	34	90.6%
Charlotte, NC-SC	259	$154,975	243	16	93.8%
Winston-Salem, NC	234	$126,324	207	27	88.5%
Raleigh, NC	218	$150,292	189	29	86.7%
Inland Empire, CA	213	$180,825	204	9	95.8%
Other California	80	$132,594	76	4	95.0%
Las Vegas, NV	67	$110,821	58	9	86.6%
Other MSA/Metro Divisions	238	$148,285	203	35	85.3%
Total/Weighted Average	7,841	$145,185	7,173	668	91.5%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Includes properties with in-place leases at the date of acquisition.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of December 31, 2014, 493 homes were available for rent and 175 homes were undergoing renovation.

Portfolio of Self-Managed Stabilized(1) Single-Family Homes—Summary Statistics
December 31, 2014

								Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home (2)	Average Capital Expenditure Per Home (3)	Average Investment Per Home (4)	Homes Leased	Homes Vacant (5)	Percentage Leased	Average Monthly Rent Per Leased Home	Annual Average Rent per Leased Home as a Percentage of Average Investment Per Leased Home (6)
Phoenix, AZ	1,379	$138,152	$8,816	$146,968	1,279	100	92.7%	$1,033	8.5%
Houston, TX	1,092	$141,021	$7,454	$148,475	1,003	89	91.8%	$1,400	11.3%
Dallas-Fort Worth, TX	935	$151,839	$11,702	$163,541	867	68	92.7%	$1,486	10.9%
Nashville, TN	649	$162,077	$12,121	$174,198	605	44	93.2%	$1,417	9.7%
Atlanta, GA	632	$123,835	$13,125	$136,960	573	59	90.7%	$1,216	10.4%
Florida	460	$116,736	$12,116	$128,852	381	79	82.8%	$1,135	10.3%
Indianapolis, IN	430	$66,800	$9,115	$75,915	364	66	84.7%	$821	12.7%
Other Texas	361	$166,008	$11,640	$177,648	327	34	90.6%	$1,608	10.9%
Charlotte, NC-SC	259	$146,934	$8,041	$154,975	243	16	93.8%	$1,224	9.5%
Winston-Salem, NC	234	$122,636	$3,688	$126,324	207	27	88.5%	$1,094	10.4%
Raleigh, NC	218	$142,234	$8,058	$150,292	189	29	86.7%	$1,220	9.8%
Inland Empire, CA	213	$156,561	$24,264	$180,825	204	9	95.8%	$1,414	9.4%
Other California	80	$110,753	$21,841	$132,594	76	4	95.0%	$1,074	9.7%
Las Vegas, NV	67	$98,271	$12,550	$110,821	58	9	86.6%	$1,043	11.0%
Other MSA/Metro Divisions	238	$140,400	$7,885	$148,285	203	35	85.3%	$1,241	10.2%
Total/Weighted Average	7,247	$136,919	$10,408	$147,327	6,579	668	90.8%	$1,256	10.2%
 ______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Includes properties with in-place leases at the date of acquisition.

(2)	Average purchase price includes broker commissions and closing costs.

(3)	Represents average capital expenditures per home as of December 31, 2014. Does not include additional expected or future capital expenditures.

(4)	Represents average purchase price plus average capital expenditures.

(5)	As of December 31, 2014, 493 homes were available for rent and 175 homes were undergoing renovation.

(6)
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

Highlights of 2014
Acquisitions
During 2014, we acquired 2,839 single-family homes, of which 815 are in Georgia, 785 are in Texas, 520 are in Tennessee, 392 are in Florida, 248 are in North Carolina, 62 are in Indiana, 15 are in Illinois, 1 is in Ohio and 1 is in South Carolina, and incurred renovation and re-tenancy costs on our existing portfolio, which increased our total investment $509.9 million to approximately $1.3 billion.
Securitization
In August 2014, we completed a securitization transaction resulting in $340.6 million in total gross proceeds, before issuance costs of $10.9 million. The transaction involves the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interest in a loan secured by 2,876 homes sold to an affiliate from our portfolio of single-family properties. The loan has an initial term of two years, with three 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month LIBOR. The unamortized discount at December 31, 2014 was $1.6 million.
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
Amended Credit Facility
In June 2014, we amended the credit agreement governing our Credit Facility, to, among other things, increase the maximum borrowing amount from $380 million to $500 million. In addition, the amendment agreed to by the lenders increased the size of the accordion feature to provide for a maximum borrowing amount of $750 million, subject to meeting certain criteria and obtaining additional commitments from the lenders.

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
Property Acquisitions
We have aggressively but prudently grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.
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
We anticipate that, on average, the stabilization period for each non-leased property that we acquire will range from 90 to 180 days. As of December 31, 2014, we had 7,841 properties owned in our portfolio of stabilized single-family homes, of which 91.5% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with preferred operators who sub-lease the properties to sub-tenants. For the year ended December 31, 2014, approximately 94.3% of our total revenue was attributable to rental activity, 0.4% was attributable to management services and the remaining 5.3% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.
In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue. The growth of our portfolio has been significant during the past year, increasing 46% to 8,893 single-family homes located in 13 states.
We expect that the occupancy of our portfolio will increase as the proportion of recently acquired properties declines relative to the size of our entire portfolio. Nevertheless, our ability to drive revenue growth will depend in large part on our ability to efficiently restore and lease newly acquired properties, maintain occupancy in the rest of our portfolio and acquire additional properties.

The following table summarizes our portfolio and operating metrics by quarter during 2014.

	As of December 31, 2014		As of September 30, 2014		As of June 30, 2014		As of March 31, 2014
	Number of Homes	% Leased	Number of Homes	% Leased	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	8,299	79.3%	7,613	80.1%	6,595	87.6%	6,152	79.5%
Preferred operator (2)	594	100.0%	610	100.0%	610	100.0%	610	100.0%
Total properties	8,893	80.7%	8,223	81.6%	7,205	88.6%	6,762	81.4%
Portfolio of stabilized single-family homes (3)
Self-managed (1)	7,247	90.8%	6,572	92.8%	6,099	94.7%	5,277	92.7%
Preferred operator (2)	594	100.0%	610	100.0%	610	100.0%	610	100.0%
Total properties	7,841	91.5%	7,182	93.4%	6,709	95.2%	5,887	93.4%
  ______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

(2)
We classify homes leased to our preferred operators as 100% leased, because each preferred operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to preferred operators are occupied by residential sub-tenants. If a preferred operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

(3)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated and may require future renovations to meet our standards.

The following table summarizes our acquisition activity by quarter during 2014.

	Total Owned Properties as of December 31, 2014	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended June 30, 2014	Three Months Ended March 31, 2014	Total Owned Properties as of December 31, 2013
Portfolio of single-family homes
Self-managed	8,302	688	1,019	443	674	5,478
Preferred operator program	610	—	—	—	15	595
Properties sold (1)	(19)	(18)	(1)	—	—	—
Total properties	8,893	670	1,018	443	689	6,073
______________

(1)	Total properties sold include 16 preferred operator homes and 3 self-managed homes.
For the period from January 1, 2015 to February 28, 2015, we acquired 123 single-family homes for a total purchase price of approximately $22 million and contracted to acquire 30 additional homes for a total purchase price of approximately $5 million. Of the homes we acquired or contracted to acquire during this period, 90 homes are in Tennessee, 32 homes are in Georgia, 26 homes are in Texas, 4 homes are in North Carolina and 1 home is in Florida. There is no assurance that we will close on the properties we have under contract.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.
Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to preferred operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of December 31, 2014, 594 of our properties were managed by two preferred operators.

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
Results of Operations
Our December 31, 2014 consolidated financial statements and results of operations include a comparison to the year ended December 31, 2013 and the period from March 30, 2012 (inception) to December 31, 2012. Through December 31, 2014, we acquired a total of 8,893 properties (net of 19 properties sold). We believe our financial results during the year ended December 31, 2014 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue.

The following are our results of operations for the years ended December 31, 2014 and 2013 and the period from March 30, 2012 (inception) to December 31, 2012:
Consolidated Statement of Operations Data
(amounts in thousands)

	Year Ended December 31,		Period from March 30, (inception) to December 31,	2013 to 2014 Change in $	2013 to 2014 Change in %
	2014	2013	2012
Revenue:
Rental revenue	$81,883	$32,354	$2,195	$49,529	153.1%
Management services (related party)	393	442	238	(49)	(11.1)%
Interest and other	4,588	5,164	497	(576)	(11.2)%
Total revenue	86,864	37,960	2,930	48,904	128.8%
Expenses:
Property operating and maintenance	21,485	8,536	912	12,949	151.7%
Real estate taxes	14,787	6,095	608	8,692	142.6%
Homeowners’ association fees	2,145	1,170	330	975	83.3%
Acquisition	937	3,890	760	(2,953)	(75.9)%
Depreciation and amortization	47,298	22,193	1,804	25,105	113.1%
General, administrative and other	15,023	16,374	4,837	(1,351)	(8.3)%
Interest	22,664	5,113	—	17,551	343.3%
Total expenses	124,339	63,371	9,251	60,968	96.2%
Loss from continuing operations before equity in net income of unconsolidated ventures	(37,475)	(25,411)	(6,321)	(12,064)	47.5%
Equity in net (loss) income of unconsolidated ventures	(158)	60	83	(218)	(363.3)%
Net loss	(37,633)	(25,351)	(6,238)	(12,282)	48.4%
Net loss attributable to non-controlling interests	654	368	99	286	77.7%
Net loss attributable to common stockholders	$(36,979)	$(24,983)	$(6,139)	$(11,996)	48.0%

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of $81.9 million and $32.4 million for the years ended December 31, 2014 and 2013 was comprised of rental revenue from self-managed properties of $76.8 million and $26.1 million for the year ended December 31, 2014 and 2013, respectively, and $5.1 million and $6.2 million of revenue from preferred operator properties for the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014, approximately 79.3% of our self-managed properties were leased. The increase in total revenue from the prior year is primarily attributable to growth in our portfolio from 6,073 homes as of December 31, 2013 to 8,893 homes as of December 31, 2014 and higher rental income generated from the leases of an additional 2,645 homes in 2014 coupled with higher rental rates.
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

Management Services Revenue
Management services revenue was $0.4 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. From the completion of our initial private offering through February 11, 2013, management services revenue represented fee income earned from ARM for property restoration, leasing and management services provided to Phoenix Fund, a related party, under a sub-management agreement with ARM. Since February 11, 2013, management services revenue represents fee income earned from Phoenix Fund for property restoration, leasing and management services provided to Phoenix Fund under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue was $4.6 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively, and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. The decrease in interest and other income is primarily due to the decrease in our mortgage portfolio balance. Our mortgage portfolio had an aggregate outstanding balance of $21.1 million as of December 31, 2014 compared to an aggregate outstanding balance of $43.5 million as of December 31, 2013.
Property Operating and Maintenance
Property operating and maintenance expenses were $21.5 million and $8.5 million for the years ended December 31, 2014 and 2013, respectively, and includes all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our December 31, 2014 and 2013 consolidated statements of operations. The increase in property and maintenance expenses is due primarily to growth in our portfolio to 8,893 homes as of December 31, 2014 from 6,073 homes as of December 31, 2013. To a lesser extent, the increase is due to increased re-tenancy costs as the number of homes leased has increased by 2,645 over prior year as well as increased property management expenses due to the increase in our portfolio of homes.
Real Estate Taxes
Real estate taxes were $14.8 million and $6.1 million for the years ended December 31, 2014 and 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. In subsequent years, real estate taxes will fluctuate based on changes in property values, municipal and state real estate tax rates and the number of homes in our portfolio. Real estate taxes have increased primarily due to the increase in the number of homes in our portfolio from 6,073 at December 31, 2013 to 8,893 at December 31, 2014. Real estate taxes for the year ended December 31, 2013 include approximately $1.0 million in property taxes related to the termination of the preferred operator leases on 828 properties in Arizona, Florida, Georgia, Indiana, Nevada and North Carolina.
Homeowners’ Association Fees
HOA fees were $2.1 million and $1.2 million for the years ended December 31, 2014 and 2013. Like real estate taxes, these fees are determined upon each property's acquisition and generally remain fixed thereafter based upon the existing HOA agreements. The increase in homeowners' association fees is due to growth in our portfolio of homes from 6,073 at December 31, 2013 to 8,893 at December 31, 2014.
Acquisition
Acquisition expenses were $0.9 million and $3.9 million for the years ended December 31, 2014 and 2013. These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition). The decrease in 2014 in acquisition expenses is due primarily to us moving away from purchasing properties with existing leases to acquiring vacant properties.
Depreciation and Amortization
Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to in-place lease intangibles, deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases. The increase in depreciation and amortization is primarily attributable to the growth in our real estate portfolio. The following table summarizes our depreciation and amortization expense (amounts in thousands):

	Year Ended December 31,
	2014	2013
Depreciation of real estate portfolio	$40,014	$16,781
Depreciation of other assets	905	376
Amortization of in-place lease intangibles and other direct costs	6,379	5,036
Total depreciation and amortization	$47,298	$22,193
General, Administrative and Other
General, administrative and other expense was $15.0 million and $16.4 million for the years ended December 31, 2014 and 2013. These expenses include payroll expense, professional fees, insurance expense and office expenses. During the year ended December 31, 2014, these expenses include $3.0 million in non-cash stock compensation expense. The reason for the decrease in general, administrative and other expenses is primarily due to a decrease in stock compensation expense of $2.3 million. Stock compensation expenses were higher in 2013 due to IPO related, one-time charges. During the year ended December 31, 2013, these expenses include $5.3 million in non-cash stock compensation expense, $1.0 million in bonuses awarded to our Chief Executive Officer and our President and Chief Operating Officer upon registration of shares sold in our initial private offering and upon completion of our IPO, pursuant to their respective employment agreements and $0.4 million in severance charges. The $5.3 million in non-cash stock compensation expense includes $3.1 million in non-recurring, accelerated vesting expense incurred upon completion of our IPO in May 2013.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our Credit Facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discounts on the exchangeable senior notes and the Securitization Loan, net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $22.7 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively, an increase of $17.6 million. Interest expense for the year ended December 31, 2014 includes $6.2 million in amortization of deferred financing costs on our Credit Facility, the exchangeable senior notes and the Securitization Loan and $2.9 million in non-cash charges related to the amortization of the discount on the exchangeable senior notes and the Securitization Loan. The increase in interest expense is primarily due to higher average outstanding debt balances in 2014, versus 2013, and higher amortization of fees.
Interest expense was $5.1 million for the year ended December 31, 2013 and includes $1.7 million in amortization of deferred financing costs incurred in connection with our Credit Facility, and the Notes and $0.3 million in non-cash charges related to the amortization of the discount on the Notes.
Equity in Net Income (Loss) of Unconsolidated Ventures
Equity in net loss of unconsolidated ventures was approximately $(158,000) for the year ended December 31, 2014 and includes our proportionate share of income in Flatiron VI LLC, Siphon Draw LLC and Red Rock River LLC, all of which are Delaware limited liability companies that invest in residential mortgage loans. Equity in net income of unconsolidated ventures was approximately $60,000 for the period ended December 31, 2013.
Comparison of the Year Ended December 31, 2013 and the Period from March 30, 2012 (inception) to December 31, 2012
Rental Revenue
The increase in total revenue between the year ended December 31, 2013 and the period from March 30, 2012 (inception) through December 31, 2012 is primarily attributable to growth in our portfolio from 1,775 to 6,073 homes as of December 31, 2013 and 2012, respectively, and higher rental income generated from the leases of an additional 3,178 homes.
Management Services Revenue
Management services revenue was $0.4 million and $0.2 million for the year ended December 31, 2013 and the period from March 30, 2012 (inception) through December 31, 2012, respectively. The increase in management services revenue is attributable to the partial year in 2012 as we commenced operations in May 2012.

Interest and Other Revenue
The increase in interest and other revenue is primarily attributable to the growth in our mortgage portfolio which had an aggregate outstanding balance of $43.5 million as of December 31, 2013 compared to an aggregate outstanding balance of $13.0 million as of December 31, 2012.
Property Operating and Maintenance
Property operating and maintenance expenses were $8.5 million for the year ended December 31, 2013 and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our December 31, 2013 consolidated statements of operations. Property operating and maintenance expenses for the period from March 30, 2012 (inception) through December 31, 2012 were $0.9 million as we commenced operations in May 2012.
Real Estate Taxes
Real estate taxes were $6.1 million for the year ended December 31, 2013. Real estate taxes for the period from March 30, 2012 (inception) through December 31, 2012 were $0.6 million. The increase in real estate taxes is attributable to our portfolio growth and partial year in 2012 as we commenced operations in May 2012.
Homeowners’ Association Fees
HOA fees were $1.2 million for the year ended December 31, 2013. Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements. HOA fees for the period from March 30, 2012 (inception) through December 31, 2012 were $0.3 million as we commenced operations in May 2012.
Acquisition
Acquisition expenses were $3.9 million for the year ended December 31, 2013. These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. The higher acquisition expenses in 2013 were primarily attributable to the larger volume of acquisitions with existing leases. Acquisition expenses for the period from March 30, 2012 (inception) through December 31, 2012 were $0.8 million as we commenced operations in May 2012.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the growth in our real estate portfolio and a shorter comparative period in the prior year as we commenced operations in May 2012. The following table summarizes our depreciation and amortization expense (amounts in thousands):

	Year Ended December 31,	Period from March 30, (inception) to December 31,
	2013	2012
Depreciation of real estate portfolio	$16,781	$1,277
Depreciation of other assets	376	28
Amortization of in-place lease intangibles and other direct costs	5,036	499
Total depreciation and amortization	$22,193	$1,804
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

Interest Expense
Interest expense was $5.1 million for the year ended December 31, 2013 and includes $1.7 million in amortization of deferred financing costs incurred in connection with our Credit Facility and the exchangeable senior notes and $0.3 million in non-cash charges related to the amortization of the discount on the Notes. There was no interest expense for the period from March 30, 2012 (inception) through December 31, 2012.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation and presentation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
In-place lease intangibles associated with our homes managed by preferred operators are valued based on management’s estimates of lost rent and carrying costs while in-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.
We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs) that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the years ended December 31, 2014 or 2013 or the period from March 30, 2012 (inception) through December 31, 2012.
Revenue Recognition
We lease single-family residences we own and manage directly to tenants who occupy the properties under residential leases, generally, with terms of one year. We perform credit investigations on prospective tenants and typically obtain security deposits. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned. Properties that are subject to longer-term operating arrangements with preferred operators are leased to the operator for a minimum of five to ten years with renewal options. These operators are responsible for taxes, insurance and maintenance of the properties under the terms of the operating arrangements. Under our preferred operator lease agreements, we earn base rental revenue paid monthly, with contractual minimum annual rent increases on each anniversary of the lease commencement date. We recognize rental revenue on a straight-line basis over the term of the lease. We also earn percentage rents on a quarterly basis equal to a fixed percentage of the gross revenue the preferred operator collects from its residential sub-tenants who occupy the homes. Percentage rental revenue is recorded when the gross revenue collected from the sub-tenants is known and the amount can be calculated.
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
Deferred Leasing Costs and Lease Intangibles, Net
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
Investments in Unconsolidated Ventures
Investments in ventures are generally accounted for under the equity method of accounting when we exercise significant influence over the venture but we do not serve as managing member or control the venture. Net income (loss) allocations are included in the investment balance along with the contributions made and distributions received over the life of the investment. In

October 2012, we invested approximately $5.5 million in Flat Iron VI LLC, a joint venture in which our equity interest is approximately 78% of the total amount invested. In December 2012, we invested approximately $4.7 million in Siphon Draw LLC, a joint venture in which our equity interest is approximately 80% of the total amount invested. In May 2013, we invested approximately $18.0 million in Red Rock River LLC, a joint-venture in which our equity interest is approximately 62% of the total amount invested. The joint-ventures used invested funds to purchase portfolios of residential mortgage loans.
Goodwill
Goodwill represents the estimated fair value of the real estate acquisition and management platform acquired from ARM (Note 9). Goodwill has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No impairments have been recorded for the years ended December 31, 2014 or 2013 or for the period from March 30, 2012 (inception) through December 31, 2012.
Other Assets, Net
Other assets include prepaid expenses, deposits, other receivables and other miscellaneous assets, including office property and equipment. Office property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets of three to seven years.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 to 860 of the Code. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income.
Qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state and local income and franchise taxes, and our TRS will be subject to federal, state and local taxes on its income. Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations.
We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake will be conducted in our TRS, such as third-party property management and non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes, which are not material.
We determine whether any tax position taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2014, 2013 and 2012, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2014 or 2013 or for the period from March 30, 2012 (inception) through December 31, 2012.
We file federal, state and local income tax returns. Federal and state tax returns filed for 2013 and 2012 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We have net operating loss carryforwards for income tax purposes at December 31, 2014, 2013 and 2012. These losses would be available to reduce future taxable income or distribution requirements until they expire, which varies by jurisdiction but generally is not more than 20 years from the tax year in which they originate. Based on all available evidence, we cannot conclude it is more likely than not these attributes will be utilized in the future and thus a valuation allowance has been recorded against them.

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
Segment Reporting
ASC Topic 280, Segment Reporting, established standards for the manner in which public enterprises report information about operating segments. We view our operations as one reportable segment with activities related to leasing and operating single-family homes as rental properties.
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
Recent Accounting Pronouncements
See Note 2 to the December 31, 2014 consolidated financial statements included in this report for discussion of recently-issued accounting pronouncements.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments on incurred indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. The nature of our business, our growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders each year, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, the Securitization Loan, the Notes and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.
Our liquidity and capital resources as of December 31, 2014 consisted of cash and cash equivalents of $21.3 million.
On August 26, 2014, we completed a securitization transaction which involved the issuance and sale in a private offering of six classes of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by a portfolio of 2,876 single-family homes transferred to an indirect subsidiary of the Company from our portfolio of single-family homes. Certain of the certificates were sold at a discount of $1.7 million in the aggregate, resulting in gross proceeds from the offering of approximately $340.6 million. The gross proceeds were distributed to our Operating Partnership, and were used primarily to repay a portion of our outstanding Credit Facility.
As of December 31, 2014, $311 million was outstanding under the Credit Facility, with remaining availability of $152.8 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.

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
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2014 increased $6.8 million to $14.0 million, compared to cash provided by operating activities for the year ended December 31, 2013 of $7.2 million. Net income for the year ended December 31, 2014, adjusted for depreciation and amortization, amortization of stock-based compensation, amortization of deferred financing costs, accretion of discount on the Notes, accretion of the discount on the Securitization Loan, and bad debt expense, was $24.3 million, an increase of $18.2 million compared to the year ended December 31, 2013. The increase is primarily attributable to the increase in size of our real estate portfolio and aggregate number of homes leased.
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
Investing Activities
Cash used in investing activities for the year ended December 31, 2014 was $486.8 million and was primarily the result of property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings. We utilized $455.9 million for property acquisitions, including the purchase price and the value of any in-place leases, $52.8 million in capital improvements, of which $44.6 million was related to initial renovations on newly acquired properties and $8.2 million was related to capital improvements made to properties that had been previously occupied. The average purchase price for newly acquired properties was approximately $160,000 for acquisitions that occurred in the year ended December 31, 2014.
We invested $13.6 million in mortgage financings, offset by $36.0 million in repayments of mortgage financings in 2014.
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
We invested $66.6 million in mortgage financings, offset by $36.1 million in repayments of mortgage financings in 2013.
Cash used in investing activities for the period March 30, 2012 (inception) to December 31, 2012 was $242.5 million, primarily due to property acquisitions and investments in mortgage financings and unconsolidated ventures.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2014 was $469.8 million and was primarily attributable to proceeds of $340.6 million from the issuance of the Securitization Loan and net borrowings of $142.0 million under the Credit Facility to fund acquisition activities, offset by $12.7 million paid in deferred financing costs.
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
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, under federal income tax law we are required to distribute annually at least 90% of our REIT taxable income. Subject to the requirements of MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of December 31, 2014, no dividends have been declared.

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
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2014, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

		Payment due by period
	Total	Less than 1 Year (2015)	1-3 years (2016-2017)	3-5 years (2018-2019)	More than 5 years (after 2019)
Debt obligations(1)	$768,241	$—	$311,000	$457,241	$—
Interest payment obligations(2)	51,356	11,986	22,972	16,398	—
Operating lease obligations (3)	3,309	832	1,638	839	—
Property acquisition obligations(4)	14,247	14,247	—	—	—
	$837,153	$27,065	$335,610	$474,478	$—
______________

(1)
Represents aggregate principal amounts outstanding under the Credit Facility, the Exchangeable Senior Notes and the Securitization Loan. The Notes and Securitization Loan are recorded on the consolidated balance sheet net of discount of $12.8 million and $1.6 million, respectively, as of December 31, 2014 (Note 4). The Securitization Loan matures September 2016, with three 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. In January 2015, we exercised the one year extension on the credit facility.

(2)	Interest payment obligations were calculated using interest rates applicable as of December 31, 2014.

(3)	Includes operating leases for office space in Scottsdale and Peoria, Arizona, Atlanta, Georgia, Northbrook, Illinois and Dallas Texas.

(4)
Represents purchase offers on single-family rental homes that were accepted by the sellers but not closed as of December 31, 2014. Acquisition deposits were paid through December 31, 2014 in connection with these rental home purchase commitments. There is no assurance that we will close on the properties we have under contract.

Funds From Operations
The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to funds from operations, or FFO. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Year Ended December 31,		Period from March 30, (inception) to December 31,
	2014	2013	2012
Net loss	$(37,633)	$(25,351)	$(6,238)
Add: Depreciation and amortization of real estate assets	46,393	21,817	1,776
Less: Gain on sale of real estate	(111)	—	—
FFO	$8,649	$(3,534)	$(4,462)
FFO attributable to common stockholders (1)	$8,499	$(3,483)	$(4,392)
FFO per share of common stock, basic and diluted	$0.26	$(0.13)	$(0.38)
Weighted-average number of shares of common stock outstanding:
Basic	32,143,934	27,130,348	11,536,193
Diluted (2)	32,759,072	27,130,348	11,536,193
______________

(1)
Based on a weighted-average interest in our Operating Partnership of approximately 98.26% and 98.55% for the years ended December 31, 2014 and 2013, respectively, and 98.42% for the period from March 30, 2012 (inception) through December 31, 2012.

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
However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results of operations, the utility of FFO as a measure of our performance is limited. Other Equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to that of other REITs. As a result, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. FFO also should not be used as a supplement to or substitute for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent on prevalent market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions and other factors which are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments. Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.
Interest Rate Risk
We have interest rate risk with respect to our debt. The fixed rate debt consists of the Notes. Our variable rate debt consists of our Credit Facility and the Securitization Loan. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument, but has no impact on interest expense or cash flow. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not generally impact the fair value of the instrument. The fair value of the Notes is also impacted by changes in the market price of our common stock.
As of December 31, 2014, $311.0 million was outstanding and $152.8 million was available under our Credit Facility. Amounts borrowed on our Credit Facility bear interest at variable rates based, at the Company's option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs our Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $311.0 million under our Credit Facility were to increase or decrease by 50 basis points, our interest expense would increase or decrease by approximately $1.6 million, respectively.
As of December 31, 2014 the aggregate principal outstanding balance of our Securitization Loan was $342.2 million. Borrowings under our Securitization Loan bear interest at a weighted-average interest rate of 2.26%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Securitization Loan with a LIBOR-based strike rate equal to 3.12% for the initial two year term. Therefore, a change in the 1-month LIBOR of 50 basis points would increase or decrease our interest expense by $1.7 million, respectively.

The following table presents the principal amounts, weighted-average interest rates and maturities of our fixed and variable rate debt by year as of December 31, 2014 (amounts in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$—	$115,000	$—	$—	$115,000
Average interest rate	—%	—%	—%	3.25%	—%	—%	3.25%
Variable rate debt	$—	$311,000	$—	$—	$342,241	$—	$653,241
Average interest rate	—%	3.01%	—%	—%	2.26%	—%	2.62%
Total	—	311,000	—	115,000	342,241	—	768,241
The table reflects aggregate principal indebtedness outstanding as of December 31, 2014 and does not reflect indebtedness, if any, incurred after that date. The Notes and Securitization Loan are recorded on the consolidated balance sheet net of discount of $12.8 million and $1.6 million, respectively, as of December 31, 2014 (Note 4). The Securitization Loan matures September 2016, with three 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. In January 2015, we exercised the one year extension on the Credit Facility. For information regarding the fair value of our debt, see Note 8 to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2014, we did not have any market risk sensitive instruments.
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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets as of December 31, 2014 and 2013	59
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013 and for the Period March 30, 2012 (inception) to December 31, 2012	60
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013 and for the Period March 30, 2012 (inception) to December 31, 2012	61
Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013 and for the Period March 30, 2012 (inception) to December 31, 2012	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 and for the Period March 30, 2012 (inception) to December 31, 2012	63
Notes to Consolidated Financial Statements	64
Schedule III - Real Estate and Accumulated Depreciation	78
Schedule IV - Mortgage Loans on Real Estate	81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Residential Properties, Inc.

We have audited the accompanying consolidated balance sheets of American Residential Properties, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2014 and 2013 and the period from March 30, 2012 (inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Residential Properties, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013 and the period from March 30, 2012 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 16, 2015

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Investment in real estate:
Land	$249,151	$158,795
Building and improvements	1,042,954	627,881
Furniture, fixtures and equipment	9,508	6,930
	1,301,613	793,606
Less: accumulated depreciation	(58,010)	(18,058)
Investment in real estate, net	1,243,603	775,548
Mortgage financings	21,097	43,512
Cash and cash equivalents	21,270	24,294
Restricted cash	11,473	—
Acquisition deposits	2,561	282
Rents and other receivables, net	4,583	2,949
Deferred leasing costs and lease intangibles, net	3,391	2,454
Deferred financing costs, net	13,037	6,558
Investment in unconsolidated ventures	25,691	26,611
Goodwill	3,500	3,500
Other, net	10,567	8,494
Total assets	$1,360,773	$894,202

Liabilities and Equity
Liabilities:
Revolving credit facility	$311,000	$169,000
Exchangeable senior notes, net	102,188	99,377
Securitization loan, net	340,675	—
Accounts payable and accrued expenses	23,507	12,862
Security deposits	7,919	3,995
Prepaid rent	2,919	1,549
Total liabilities	788,208	286,783
Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock $0.01 par value, 500,000,000 shares authorized; 32,195,280 and 32,171,102 shares issued and outstanding at December 31, 2014 and 2013, respectively	322	322
Additional paid-in capital	628,662	628,210
Accumulated other comprehensive loss	(96)	—
Accumulated deficit	(68,101)	(31,122)
Total American Residential Properties, Inc. stockholders’ equity	560,787	597,410
Non-controlling interests	11,778	10,009
Total equity	572,565	607,419
Total liabilities and equity	$1,360,773	$894,202
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts)

	Year Ended December 31,		Period from March 30, (inception) to December 31,
	2014	2013	2012
Revenue:
Self-managed rental revenue	$76,757	$26,110	$1,746
Preferred operator rental revenue	5,126	6,244	449
Management services (related party)	393	442	238
Interest and other	4,588	5,164	497
Total revenue	86,864	37,960	2,930
Expenses:
Property operating and maintenance	21,485	8,536	912
Real estate taxes	14,787	6,095	608
Homeowners’ association fees	2,145	1,170	330
Acquisition	937	3,890	760
Depreciation and amortization	47,298	22,193	1,804
General, administrative and other	15,023	16,374	4,837
Interest	22,664	5,113	—
Total expenses	124,339	63,371	9,251
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(37,475)	(25,411)	(6,321)
Equity in net (loss) income of unconsolidated ventures	(158)	60	83
Net loss	(37,633)	(25,351)	(6,238)
Net loss attributable to non-controlling interests	654	368	99
Net loss attributable to common stockholders	$(36,979)	$(24,983)	$(6,139)
Basic and diluted loss per share:
Net loss per share attributable to common stockholders	$(1.15)	$(0.92)	$(0.53)
Weighted-average number of shares of common stock outstanding	32,143,934	27,130,348	11,536,193
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,		Period from March 30, (inception to December 31,
	2014	2013	2012
Net loss	$(37,633)	$(25,351)	$(6,238)
Other comprehensive loss:
Change in unrealized loss on interest rate cap	(96)	—	—
Comprehensive loss	(37,729)	(25,351)	(6,238)
Comprehensive loss attributable to non-controlling interests	654	368	99
Comprehensive loss attributable to common stockholders	$(37,075)	$(24,983)	$(6,139)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share amounts)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance, March 30, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	18,387,257	184	—	346,851	—	—	—	347,035
Issuance of non-controlling interests	—	—	—	—	—	—	3,500	3,500
Net loss	—	—	—	—	—	(6,139)	(99)	(6,238)
Other comprehensive loss	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,934	1,934
Balance, December 31, 2012	18,387,257	184	—	346,851	—	(6,139)	5,335	346,231
Issuance of common stock	13,737,600	137	—	265,756	—	—	—	265,893
Issuance of exchangeable notes	—	—	—	15,360	—	—	—	15,360
Net loss	—	—	—	—	—	(24,983)	(368)	(25,351)
Other comprehensive loss	—	—	—	—	—	—	—	—
Stock-based compensation	46,245	1	—	243	—	—	5,042	5,286
Balance, December 31, 2013	32,171,102	322	—	628,210	—	(31,122)	10,009	607,419
Issuance of common stock	32,736	—	—	164	—	—	(164)	—
Repurchase of common stock	(8,558)	—	—	(114)	—	—	—	(114)
Net loss	—	—	—	—	—	(36,979)	(654)	(37,633)
Other comprehensive loss	—	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	402	—	—	2,587	2,989
Balance, December 31, 2014	32,195,280	$322	$—	$628,662	$(96)	$(68,101)	$11,778	$572,565
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,		Period from March 30, (inception) to December 31,
	2014	2013	2012
Operating activities
Net loss	$(37,633)	$(25,351)	$(6,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,298	22,193	1,804
Amortization of stock-based compensation	2,989	5,286	1,934
Amortization of deferred financing costs	6,173	1,728	—
Accretion of discount on senior exchangeable notes	2,811	266	—
Accretion of discount on securitization loan	116	—	—
Bad debt expense	2,514	1,908	49
Straight line rental revenue	(303)	(666)	(46)
Equity in net loss (income) of unconsolidated ventures	158	(60)	(83)
Net (gain) on dispositions of real estate and other assets	(111)	—	—
Distributions from unconsolidated ventures	—	60	83
Changes in operating assets and liabilities:
Restricted cash	(11,473)	—	—
Rent and other receivables, net	(3,845)	(2,462)	(1,734)
Due from related party	—	—	—
Deferred leasing costs and lease intangibles, net	(6,898)	(2,337)	(178)
Other assets, net	(3,074)	(8,015)	(927)
Accounts payable, accrued expenses and other liabilities	15,293	14,629	2,564
Net cash provided by (used in) operating activities	14,015	7,179	(2,772)
Investing activities:
Improvements of real estate	(52,755)	(25,195)	(2,819)
Property acquisitions, including acquired in-place leases	(455,934)	(553,434)	(216,417)
Proceeds from the sale of real estate	959	—	—
Investment in mortgage financings	(13,554)	(66,621)	(14,410)
Repayments from mortgage financings	35,969	36,134	1,385
Contributions to unconsolidated ventures	—	(18,000)	(10,156)
Distributions from unconsolidated ventures	762	1,449	96
Increase in acquisition deposits	(2,279)	(65)	(217)
Net cash used in investing activities	(486,832)	(625,732)	(242,538)
Financing activities:
Borrowings under revolving credit facility	470,000	378,000	—
Repayments of revolving credit facility	(328,000)	(209,000)	—
Proceeds from issuance of securitization loan	340,559	—	—
Proceeds from issuance of exchangeable senior notes	—	115,000	—
Repurchase of common stock	(114)	—	—
Proceeds from issuance of common stock	—	288,471	371,222
Common stock issuance transaction costs	—	(22,578)	(24,187)
Deferred financing costs	(12,652)	(8,771)	—
Net cash provided by financing activities	469,793	541,122	347,035
Net (decrease) increase in cash and cash equivalents	(3,024)	(77,431)	101,725
Cash and cash equivalents - beginning of period	24,294	101,725	—
Cash and cash equivalents - end of period	$21,270	$24,294	$101,725
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses for additions to investments in real estate	$1,860	$1,215	$634
Cash paid for interest, net of amount capitalized	$12,950	$2,390	$—
Acquisition of management company business in exchange for operating partnership units	$—	$—	$3,500
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1.	Company’s Organization and Operations
As used in these consolidated financial statements and related notes, the terms “American Residential Properties, Inc.,” the “Company,” “us,” “we” and “our” refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a real estate investment trust, or REIT, that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership, or our Operating Partnership, in which we have a 98.2% interest as of December 31, 2014 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC, or our TRS, which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
We were incorporated in Maryland in March 2012 and completed our initial private offering of our common stock in May 2012, raising net proceeds of approximately $208.7 million. In December 2012 and January 2013, we raised an additional approximately $139.1 million of net proceeds from a follow-on private offering of our common stock and a private placement of our common stock. We contributed the net proceeds from these offerings and the sale of shares to our founders at incorporation to our Operating Partnership in exchange for an aggregate of 18,424,857 units of limited partnership interest in our OP units.
We completed our initial public offering, or our IPO, in May 2013, in which we issued and sold 13,700,000 shares of our common stock at a public offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.
As of December 31, 2014, we own 8,893 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.
The Company’s December 31, 2014 consolidated financial statements and results of operations include a comparison to the period from March 30, 2012 (inception) through December 31, 2012 and to the year ended December 31, 2013 . We were formed on March 30, 2012 (inception) and had no operating activity before May 11, 2012. We consider May 11, 2012, the closing date of our initial private offering and of our acquisition of the ARM assets, to be the date on which we first commenced investment activities.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of American Residential Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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

Fair value is determined under the guidance of ASC Topic 820, Fair Value Measurements, primarily based on unobservable market data inputs, which are categorized as Level 3 inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize our market knowledge and published market data. Our real estate portfolio is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years.
We have acquired portfolios of leased properties from established local operators, or preferred operator, that retain day-to-day management responsibilities pursuant to a longer-term lease. In these arrangements, the preferred operator is responsible for all property-related expenses and we receive payments from the preferred operator that escalate over the term of the lease. In-place lease intangibles associated with homes managed by preferred operators are valued based on management’s estimates of lost rent and carrying costs. In-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.
We incur costs to prepare our acquired properties to be rented. These costs (including direct internal costs) are capitalized and allocated to building costs. Costs related to the restoration or improvement of our properties (including direct internal costs) that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the property against its net carrying amount. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy, operating expenses and inputs from our annual planning process and historical performance. When preparing these estimates, we consider each property’s historical results, current operating trends and current market conditions. These estimates may be impacted by variable factors, including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect market discount rates. No impairments were recorded during the years ended December 31, 2014 or 2013 or for the period from March 30 (inception) to December 31, 2012, respectively.
Revenue Recognition
We lease single-family residences we own and manage directly to tenants who occupy the properties under operating leases, generally, with terms of one year. We perform credit investigations on prospective tenants and obtain security deposits. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned. Properties that are subject to longer-term operating arrangements with preferred operators are leased to the operator for a minimum of five to ten years with renewal options. These operators are responsible for taxes, insurance and maintenance of the properties under the terms of the operating arrangements. Under our preferred operator lease agreements, we earn base rental revenue paid monthly, with contractual minimum annual rent increases on each anniversary of the lease commencement date. We recognize rental revenue on a straight-line basis over the term of the lease. We also earn percentage rents on a quarterly basis equal to a fixed percentage of the gross revenue the preferred operator collects from its residential sub-tenants who occupy the homes. Percentage rental revenue is recorded when the gross revenue collected from the sub-tenants is known and the amount can be calculated.
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

Mortgage loans as of December 31, 2014 and 2013 include approximately $21.0 million and $42.1 million of short-term loans with weighted-average interest rates of approximately 11.9% and 11.8%, and weighted-average remaining terms of approximately 100 and 106 days, respectively, and approximately $0.1 million and $1.4 million in long-term loans with weighted-average interest rates of approximately 8.0% and 8.0% and weighted-average remaining terms of approximately 28 and 29 years, respectively.
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
Our rents and other receivables for self-managed and preferred operator homes are presented net of an allowance for doubtful accounts in our consolidated balance sheet of approximately $0.5 million and $0.6 million, respectively, for a total of $1.1 million as of December 31, 2014. As of December 31, 2013, the allowances for doubtful accounts for our rents and other receivables for self-managed and preferred operator homes were $0.6 million and $1.1 million, respectively, for a total of $1.7 million.
We recorded a provision for doubtful accounts for self-managed homes and preferred operator homes of approximately $1.6 million and $0.9 million, respectively, for a total of approximately $2.5 million for the year ended December 31, 2014. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $1.1 million and $0.8 million, respectively, for a total of $1.9 million for the year ended December 31, 2013. We recorded a provision for doubtful accounts for self-managed and preferred operator homes of approximately $37,000 and $12,000, respectively, for the period from March 30, 2012 (inception) through December 31, 2012.
Deferred Leasing Costs and Lease Intangibles, Net
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
Investments in Unconsolidated Ventures
Investments in ventures are generally accounted for under the equity method of accounting when we exercise significant influence over the venture but we do not serve as managing member or control the venture. Net income (loss) allocations are included in the investment balance along with the contributions made and distributions received over the life of the investment. In October 2012, we invested approximately $5.5 million in Flat Iron VI LLC, a joint venture in which our equity interest is approximately 78% of the total amount invested. In December 2012, we invested approximately $4.7 million in Siphon Draw LLC, a joint venture in which our equity interest is approximately 80% of the total amount invested. In May 2013, we invested approximately $18.0 million in Red Rock River LLC, a joint-venture in which our equity interest is approximately 62% of the total amount invested. Each of these joint ventures used invested funds to purchase portfolios of residential mortgage loans.
Goodwill
Goodwill represents the estimated fair value of the real estate acquisition and management platform acquired from ARM (Note 9). Goodwill has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. ASC 350, Intangibles - Goodwill and Other, permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No impairments have been recorded for the years ended December 31, 2014, 2013 or for the period from March 30, 2012 (inception) through December 31, 2012.
Other Assets, Net
Other assets include prepaid expenses, deposits, other receivables and other miscellaneous assets, including office property and equipment. Office property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets of three to seven years.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 to 860 of the Code. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our stockholders equal or exceed our REIT taxable income.
Qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state and local income and franchise taxes, and our TRS will be subject to federal, state and local taxes on its income. Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations.
We have elected to treat our TRS as a taxable REIT subsidiary. Certain activities that we undertake will be conducted in our TRS, such as third-party property management and non-customary services for our tenants and holding assets that we cannot hold directly. Our TRS is subject to both federal and state income taxes.
We determine whether any tax position taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2014 and 2013, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2014 or 2013.
We file federal, state and local income tax returns. Federal and state tax returns filed for 2013 and 2012 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We have net operating loss carryforwards for income tax purposes at December 31, 2014 and 2013. These losses would be available to reduce future taxable income or distribution requirements until they expire, which varies by jurisdiction but generally is not more than 20 years from the tax year in which they originate. Based on all available evidence, we cannot conclude it is more likely than not these attributes will be utilized in the future and thus a valuation allowance has been recorded against them.
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
Segment Reporting
ASC Topic 280, Segment Reporting, established standards for the manner in which public enterprises report information about operating segments. We view our operations as one reportable segment with activities related to leasing and operating single-family homes as rental properties.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or the SEC. We adopt the new pronouncements as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements include technical corrections to existing guidance or introduce new guidance related to specialized industries or entities and therefore we believe will have minimal, if any, impact on our financial position or results of operations upon adoption.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals are presented as discontinued operations and modifies related disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. The Company has adopted the provisions of this ASU, effective January 1, 2014, with an immaterial impact, and anticipates that the majority of property sales will not be classified as discontinued operations.
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
In August 2014, the FASB issued ASU No 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments on an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and is not expected to have an impact on the Company's financial position, results of operations or cash flows.

3.	Lease Intangibles
Our identifiable intangible assets as of December 31, 2014 and 2013 are summarized as follows (amounts in thousands):

	December 31,
	2014	2013
Acquired in-place leases	$327	$1,823
Less: accumulated amortization	(222)	(1,039)
Intangible lease assets, net	$105	$784
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $1.1 million, $4.2 million and $0.5 million for the years ended December 31, 2014 and 2013 and for the period March 30, 2012 (inception) through December 31, 2012, respectively.

Our estimate of future amortization of the acquired in-place lease intangible assets in our balance sheet at December 31, 2014 is as follows (amounts in thousands):

Amortization
2015	$103
2016	2
Total amortization	$105

4.	Debt
The following table details the Company's debt as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Credit Facility	$311,000	$169,000
Exchangeable senior notes	115,000	115,000
Securitization Loan	342,241	—
Total debt before unamortized discount	768,241	284,000
Less: Total unamortized discount on debt	(14,378)	(15,623)
Total debt	$753,863	$268,377
Senior Secured Revolving Credit Facility
In January 2013, we entered into a $150 million senior secured revolving credit facility, or the Original Credit Facility, with a syndicate of major national banks. In September 2013, we entered into an amended and restated $290 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of major national banks, which amended and restated in its entirety the $150 million Original Credit Facility. In October 2013 and December 2013, we entered into joinder agreements further expanding the Credit Facility to $380 million. In June 2014, we exercised the accordion feature, increasing our borrowing capacity to $500 million and we also amended the Credit Facility to increase the size of the accordion feature to allow further increases of the borrowing capacity to an aggregate maximum of $750 million, subject to meeting certain criteria and obtaining additional commitments from the lenders. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. As of December 31, 2014, we were in compliance with all of the financial covenants of the Credit Facility.
The Credit Facility had a maturity date of January 2015 with an optional one-year extension. Effective January 18, 2015, the maturity date under the Credit Facility was extended to January 18, 2016. Borrowings under the Credit Facility bear interest, at our option, at either the one-month, two-month, three-month or six-month Eurodollar rate or the base rate, plus, in each case, a spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. The Eurodollar rate for an interest period is the London Interbank Offered Rate, or LIBOR, for a term equivalent to such period plus a spread ranging from 2.50% to 3.25% (determined as described in the preceding sentence) and the base rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's "prime rate" for such day and (c) the one-month Eurodollar rate plus 1.00% plus a spread ranging from 1.50% to 2.25% (determined as described in the preceding sentence). We are also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.35% and 0.45% per annum, based on the actual daily unused balance during a fiscal quarter. For the years ended December 31, 2014, and 2013 the Company incurred non-utilization fees of $0.7 million and $0.5 million, respectively.
Prior to the completion of our IPO on May 14, 2013, $109.0 million was outstanding under the Original Credit Facility. Proceeds from the IPO were utilized to repay the entire outstanding balance. In August 2014, proceeds from the closing of the Securitization transaction were used to pay down the balance of the Credit Facility. Following such repayment, the outstanding borrowings under the Credit Facility were approximately $146 million. As of December 31, 2014 and 2013, $311.0 million and $169.0 million was outstanding under the Credit Facility, respectively, bearing interest at a weighted-average rate of 3.0%, with remaining availability of $152.8 million at December 31, 2014. As of February 28, 2015, we borrowed an additional $32.0 million.

As of December 31, 2014 and 2013, we have incurred $6.7 million and $5.0 million, respectively, in financing costs in connection with the Credit Facility, which are included in deferred financing costs, net on the accompanying consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. Accumulated amortization of these deferred financing costs was $6.4 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively.
Exchangeable Senior Notes
In November 2013, we issued and sold $115.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2018 (the “Notes”). The Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2014, until the maturity date of November 15, 2018. The Operating Partnership’s obligations under the Notes are fully and unconditionally guaranteed by the Company. The Notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of our common stock per $1,000 principal amount of Notes. At the initial exchange rate, the Notes are exchangeable for our common stock at an exchange price of approximately $21.30 per share of our common stock, representing an approximately 22.5% premium over the last reported sale price of our common stock on November 21, 2013, which was $17.39 per share.
Prior to the close of business on the business day immediately preceding August 15, 2018, the Notes will be exchangeable at the option of the holders only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price per share of our common stock is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of Notes was less than 98% of the product of the closing sale price per share of our common stock multiplied by the then-current exchange rate; or (3) upon the occurrence of specified corporate transactions described in the Indenture. On or after August 15, 2018, the Notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date. Subject to its election to satisfy its exchange obligations entirely in shares of our common stock, upon exchange, the Operating Partnership will pay or deliver, as the case may be, to exchanging holders in respect of each $1,000 principal amount of notes being exchanged a settlement amount either solely in cash, solely in shares or in a combination of cash and shares of our common stock.
In connection with the issuance of the Notes, we recorded approximately $99.1 million within exchangeable senior notes on the accompanying consolidated balance sheet, based on the fair value of the instrument using a straight-debt rate of 6.5% at the time of issuance, and approximately $15.4 million in additional paid-in-capital, net of $0.5 million in financing costs, in the accompanying consolidated statements of equity. The difference between the $115.0 million face amount and the $99.1 million will be accreted over the five year period ended November 15, 2018. As of December 31, 2014 and 2013, the unaccreted discount was $12.8 million and $15.6 million, respectively. We incurred $3.8 million in financing costs, of which $2.6 million and $3.3 million are included in deferred financing costs, net on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, to be amortized to interest expense over the term of the Notes. We amortized $0.7 million and $0.1 million of deferred financing costs for the years ended December 31, 2014 and 2013, respectively.
The following table details the debt and equity components recognized related to the 3.25% Notes (in thousands):

	December 31,
	2014	2013
Principal amount	$115,000	$115,000
Unamortized discount	(12,812)	(15,623)
Net carrying amount	102,188	99,377
Additional paid in capital	15,360	15,360
Securitization Loan
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds before issuance costs of $10.9 million. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan, or the Securitization Loan, secured by 2,876 homes transferred to a newly formed entity, ARP 2014-1 Borrower, LLC (the "Borrower"), an indirect subsidiary and consolidating entity, from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three successive 12-month extension options providing there are no events of default, resulting in a fully extended maturity date of September 9, 2019, and requires that we maintain certain covenants, including, but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month LIBOR. As of December 31, 2014, the Company was in compliance with all covenants under the loan agreement. The net balance at December 31, 2014, was $340.7 million, which is net of unamortized discount of $1.6 million. Approximately $10.9 million in financing costs will be amortized over five years, which is included in deferred financing costs, net on the accompanying consolidated balance sheets. We amortized $0.8 million of deferred financing costs for the year ended December 31, 2014.
Derivative and Hedging Activities
As part of certain lender requirements in connection with the Securitization Loan, we entered into an interest rate cap agreement with an aggregate notional amount of $342.2 million and LIBOR-based strike rate equal to 3.12% for the initial two year term of the Securitization Loan to hedge against interest rate fluctuations. This interest rate cap agreement was formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the year ended December 31, 2014, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. The fair value of our interest rate cap agreement is estimated to be $0.1 million as of December 31, 2014 and has been included in other assets, net in the accompanying consolidated balance sheets. The interest rate cap is valued using Level 2 observable market-based inputs, including interest rate curves.
Maturities
Future scheduled debt principal payments as of December 31, 2014 are as follows (amounts in thousands):

Total Debt
2015	$—
2016 (1)	311,000
2017	—
2018	115,000
2019	342,241
Thereafter	—
Total debt	$768,241
______________

(1)	In January 2015, we exercised the one year extension on the Credit Facility.

5.	Earnings (Loss) Per Share
Basic net income or loss attributable to common stockholders is computed by dividing reported net income or loss attributable to common stockholders by the weighted-average number of common and contingently issuable shares outstanding during each period.
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Year Ended December 31,		March 30, 2012 (inception) to December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(36,979)	$(24,983)	$(6,139)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,143,934	27,130,348	11,536,193
Net loss per share of common stock, basic and diluted	$(1.15)	$(0.92)	$(0.53)
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were OP units, vested LTIP units, unvested LTIP units and unvested restricted shares of common stock. The weighted-average numbers of shares of potentially dilutive securities were as follows:

	Year Ended December 31,		March 30, 2012 (inception) to December 31,
	2014	2013	2012
OP and vested LTIP units	569,166	400,055	185,490
Unvested LTIP units	518,715	353,512	471,219
Unvested restricted stock	44,097	28,204	—
Potentially dilutive shares	1,131,978	781,771	656,709

6.	Stockholders’ Equity
On May 14, 2013, we completed our IPO of 13,700,000 shares of our common stock at a public offering price of $21.00 per share, and we received approximately $265.1 million of net proceeds, after deducting the underwriting discounts and commissions, structuring fee and other offering expenses payable by us.

7.	Stock Compensation
We award stock-based compensation to certain employees and members of our Board of Directors through the American Residential Properties, Inc. 2012 Equity Incentive Plan, or our 2012 Equity Incentive Plan. Under our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors has the ability to grant nonqualified stock options, incentive stock options, restricted shares of our common stock, restricted stock units, dividend equivalents, stock appreciation rights and other awards to our officers, employees, directors and other persons providing services to our Operating Partnership and its subsidiaries. The number of shares of our common stock available for grant under our 2012 Equity Incentive Plan is subject to an aggregate limit of 1,500,000 shares. Our 2012 Equity Incentive Plan expires on May 11, 2022, except as to any grants which are then outstanding. As of December 31, 2014, there were 472,128 shares of our common stock available for grant under our 2012 Equity Incentive Plan.
We recorded stock-based compensation cost of approximately $3.0 million and $5.3 million as part of general, administrative and other expense in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. The stock-based compensation cost recorded during the period March 30, 2012 (inception) through December 31, 2012 was $1.9 million.
LTIP Units
Under our 2012 Equity Incentive Plan, we may grant LTIP units. LTIP units are a special class of partnership interests in our Operating Partnership with certain restrictions, which are convertible into OP units, subject to satisfying vesting and other conditions. LTIP unit holders are entitled to receive the same distributions as holders of our OP units (only if we pay such distributions) on the unvested portion of their LTIP units. The vesting of LTIP units is determined at the time of the grant and may be based on performance criteria. Any unvested LTIP units are forfeited, except in limited circumstances, as determined by the Compensation Committee of our Board of Directors, when the recipient is no longer employed by us or when a director leaves our Board of Directors for any reason. LTIP units may be subject to full or partial accelerated vesting under certain circumstances, as described in the applicable award agreement.
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
The following table summarizes information about the service-based LTIP units outstanding as of December 31, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance at December 31, 2012	10,490	493,432	503,922	$17.00
Granted	—	35,261	35,261	$16.72
Vested	340,285	(340,285)	—	$17.04
Converted	(834)	—	(834)	$17.00
Forfeited	—	(14,166)	(14,166)	$17.00
Balance, December 31, 2013	349,941	174,242	524,183	$16.98
Granted	—	70,274	70,274	$15.63
Vested	90,467	(90,467)	—	$16.76
Converted	(17,967)	—	(17,967)	$17.00
Forfeited	—	(4,166)	(4,166)	$17.00
Balance, December 31, 2014	422,441	149,883	572,324	$16.67
Upon the completion of our IPO in May 2013, a total of 262,460 service-based LTIP units vested in accordance with the 2012 Equity Incentive Plan.
Total unrecognized compensation cost related to unvested service-based LTIP units was approximately $1.3 million as of December 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.4 years, subject to the stated vesting conditions.
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
The following table summarizes information about the market-based LTIP units outstanding as of December 31, 2014:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2012	—	—	—	$—
Granted	—	338,094	338,094	$5.58
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, December 31, 2013	—	338,094	338,094	$5.58
Granted	—	39,136	39,136	$10.12
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, December 31, 2014	—	377,230	377,230	$6.05
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.3 million as of December 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 3.2 years, subject to stated vesting conditions.
Restricted Stock
Under our 2012 Equity Incentive Plan, we may grant restricted shares of our common stock. Restricted shares of our common stock are valued at the per-share market close trading price of our common stock on the date of the grant and compensation expense is recognized over the vesting period, which approximates a straight-line basis. These shares generally vest over three years based on continued service or employment.
The following table summarizes information about the shares of restricted common stock outstanding as of December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2012	—	$—
Granted	47,327	$21.00
Vested	(5,042)	$21.00
Forfeited	(1,916)	$21.00
Unvested at December 31, 2013	40,369	$21.00
Granted	17,944	$17.98
Vested	(20,178)	$20.11
Forfeited	(3,838)	$19.33
Unvested at December 31, 2014	34,297	$20.14

Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.5 million as of December 31, 2014, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.5 years, subject to stated vesting conditions.

8.	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The three levels of fair value defined in ASC 820-10, Fair Value Measurements, are as follows:

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2014 and 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, restricted cash, acquisition deposits, rents and other receivables and accounts payable and accrued expenses. We consider the carrying amounts of these instruments to approximate fair value because of their short-term nature.
Our mortgage financings, the Credit Facility, the Notes and the Securitization Loan are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair value of the Credit Facility using Level 2 assumptions approximate the carrying amounts. The estimated fair values of our mortgage financing receivables using Level 3 assumptions approximates the carrying amount. In 2014 we entered into an interest rate cap designated as a cash flow hedge to reduce our exposure to interest rate risk. See Note 4 for disclosures on the fair value of our interest rate cap.

The fair value of our Notes and the Securitization Loan using Level 2 assumptions is as follows (amounts in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exchangeable Senior Notes (1)	$116,581	$102,188	$99,377	$99,377
Securitization Loan (2)	$340,675	$340,675	$—	$—
(1)    The carrying amount of the Exchangeable Senior Notes includes a discount of $12.8 million and $15.6 million at December 31, 2014 and 2013, respectively.
(2)    The fair value of the Securitization Loan approximates carrying value and includes a discount of $1.6 million.

9.	Transactions With Related Parties
In connection with the closing of our initial private offering on May 11, 2012, we acquired from ARM the proprietary, vertically integrated real estate acquisition and management platform that Mr. Schmitz and Ms. Hawkes developed in exchange for 175,000 OP units, valued at $3.5 million, representing a 1.5% limited partnership interest in our Operating Partnership, and approximately $85,000 in cash. The OP units were valued at $20.00 per unit, equivalent to the offering price per share of our common stock sold in our initial private offering.
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
We earned approximately $0.4 million and $0.4 million during the years ended December 31, 2014 and 2013, respectively, under the prior and current management agreements, which are included in management services (related party) in our consolidated statements of operations. Accounts receivable of approximately $20,000 and $43,000 due from Phoenix Fund are included in rents and other receivables, net in our consolidated balance sheets at December 31, 2014 and 2013, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

10.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of December 31, 2014, there were 597,441 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.8% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 422,441 vested LTIP units. As of December 31, 2013, there were 524,941 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.6% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 349,941 vested LTIP units.

Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the consolidated balance sheet to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.7% and 1.5% for the years ended December 31, 2014 and 2013, respectively.

11.	Commitments and Contingencies
Operating Leases
We enter into operating lease agreements to provide office space for our corporate and support offices. Approximate future minimum obligations under the operating leases as of December 31, 2014 are as follows (amounts in thousands):

Future Minimum Operating Lease Payments
2015	$832
2016	813
2017	825
2018	839
2019	—
Thereafter	—
Total	$3,309
Rent expense was approximately $800,000, $516,000 and $81,000 for the years ended December 31, 2014 and 2013, and the period March 30, 2012 (inception) through December 31, 2012, respectively, and is included within property operating and maintenance and general, administrative and other expenses on our consolidated statements of operations.
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our consolidated financial statements and therefore no accrual is required as of December 31, 2014.
Accepted Purchase Offers
As of December 31, 2014, we have committed to purchase single-family homes for a total purchase price of approximately $14.2 million. These are offers to purchase rental properties that were accepted by the sellers but had not closed as of December 31, 2014. As of December 31, 2013, we had committed to purchase single-family homes for a total purchase price of approximately $24 million, which were offers to purchase rental properties that were accepted by the sellers but did not close until 2014.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association, or HOA, fees. These fees are generally billed monthly and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us. HOA fees were approximately $2.1 million, $1.2 million and $0.3 million for the years ended December 31, 2014, 2013, and the period March 30, 2012 (inception) through December 31, 2012, respectively.
Concentrations
As of December 31, 2014, approximately 57% of our properties were located in Texas, Arizona and Georgia. This concentration may expose us to greater economic risks than if we owned a more geographically dispersed portfolio.
Tenant Security Deposits
As of December 31, 2014, we had $7.9 million in tenant security deposits. These security deposits are refundable, net of any charges or fees, upon expiration of the underlying leases. As of December 31, 2013, we had $4.0 million in tenant security deposits.

12.	Rental Revenue
Our properties are leased to tenants under operating leases with initial expiration dates ranging from 2015 to 2023. Our leases on self-managed properties are leased to residential tenants with a term of generally one year, where the tenant is responsible for the payment of the property utilities and we are responsible for the payment of the property taxes, insurance, homeowners' association fees and property operating and maintenance costs (including ordinary repairs and maintenance). Our longer-term operating leases with preferred operators have lease terms with a minimum of five to ten years with renewal options. The operators/lessees under these longer-term leases are responsible for all property-level operating expenses, including taxes, insurance and maintenance, and other similar expenses of the property. The future minimum rental revenue to be received from tenants or lessees as of December 31, 2014 is as follows (amounts in thousands):

Future Minimum Rental Revenue
2015	$55,889
2016	7,088
2017	5,945
2018	410
2019	418
Thereafter	1,483
Total	$71,233

13.	Selected Quarterly Financial Information (Unaudited)
The following table sets forth our unaudited consolidated quarterly financial information for 2014 and 2013. We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data.
The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share. (amounts in thousands, except per-share amounts)

	For the Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Total revenue	$25,171	$23,485	$20,754	$17,454	$13,236	$11,069	$8,408	$5,247
Net loss	(12,770)	(9,327)	(7,742)	(7,794)	(8,517)	(4,588)	(8,187)	(4,059)
Net loss attributable to common stockholders	(12,539)	(9,162)	(7,609)	(7,669)	(8,378)	(4,515)	(8,071)	(4,019)
Net loss per share attributable to common stockholders:
Basic and diluted (loss)/earnings per share	$(0.39)	$(0.28)	$(0.24)	$(0.24)	$(0.26)	$(0.14)	$(0.31)	$(0.22)

14.	Subsequent Events
For the period from January 1, 2015 to February 28, 2015, we acquired 123 single-family homes for a total purchase price of approximately $21.7 million and have contracted to acquire 30 single-family homes for a total purchase price of approximately $5.5 million.

AMERICAN RESIDENTIAL PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(dollar amounts in thousands)

			Encumbrances		Initial Cost to Company(2)		Cost Capitalized Subsequent to Acquisition (Improvements)	Gross Amounts as of December 31, 2014
Metropolitan Statistical Area/Metro Division	State	Number of Homes	Number of Encumbered Homes	Encumbrances(1)	Land	Depreciable Property	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation(3)	Date of Acquisition
Anderson	IN	3	—	$—	$58	$284	$45	$58	$329	$387	$17	2013-2014
Atlanta-Sandy Springs-Marietta	GA	1,062	56	6,214	29,742	114,360	10,786	29,742	125,146	154,888	3,484	2012-2014
Austin-Round Rock	TX	19	16	1,981	576	2,353	242	576	2,595	3,171	171	2013
Bakersfield	CA	5	2	238	155	442	50	155	492	647	50	2012
Cape Coral-Fort Myers	FL	138	—	—	581	5,435	836	581	6,271	6,852	499	2012
Charleston-North Charleston	SC	15	—	—	453	1,336	138	453	1,474	1,927	104	2013-2014
Charlotte-Gastonia-Concord	NC-SC	376	127	14,376	12,152	45,348	2,763	12,152	48,111	60,263	1,779	2013-2014
Chicago-Naperville-Joliet	IL	511	—	—	13,423	52,150	—	13,423	52,150	65,573	3,535	2012-2014
Cincinnati-Middletown	OH	84	—	—	3,025	10,313	575	3,025	10,888	13,913	636	2013-2014
Corpus Christi	TX	240	104	13,231	7,645	34,986	2,693	7,645	37,679	45,324	1,703	2013-2014
Dallas-Fort Worth-Arlington	TX	1,093	456	53,555	32,910	133,781	12,231	32,910	146,012	178,922	6,635	2012-2014
Deltona-Daytona Beach-Ormond Beach	FL	6	—	—	59	538	23	59	561	620	40	2013
Denver-Aurora	CO	3	—	—	132	418	68	132	486	618	39	2013
Durham	NC	11	4	441	347	1,179	75	347	1,254	1,601	43	2013-2014
GA Nonmetropolitan Area	GA	14	2	239	368	1,832	176	368	2,008	2,376	50	2013-2014
Greensboro-High Point	NC	19	13	1,107	430	1,317	84	430	1,401	1,831	106	2013
Houston-Sugar Land-Baytown	TX	1,106	437	48,441	29,398	124,801	8,234	29,398	133,035	162,433	7,786	2013-2014
Indianapolis-Carmel	IN	535	—	—	4,777	26,322	4,263	4,777	30,585	35,362	2,000	2013-2014
Jacksonville	FL	9	—	—	153	1,011	133	153	1,144	1,297	82	2013-2014
Jacksonville	NC	3	—	—	106	317	13	106	330	436	19	2013
Lakeland	FL	89	11	1,088	2,049	9,885	1,037	2,049	10,922	12,971	346	2013-2014
Las Vegas-Paradise	NV	68	45	4,818	1,348	5,246	859	1,348	6,105	7,453	688	2012-2013
Los Angeles-Long Beach-Santa Ana	CA	24	16	1,852	923	2,422	435	923	2,857	3,780	319	2012
Modesto	CA	51	—	—	1,299	3,601	1,262	1,299	4,863	6,162	689	2012
Nashville-Davidson-Murfreesboro-Franklin	TN	644	173	20,078	22,771	79,196	7,432	22,771	86,628	109,399	2,936	2013-2014
NC Nonmetropolitan Area	NC	24	—	—	455	1,425	102	455	1,527	1,982	107	2013-2014
Orlando-Kissimmee	FL	346	30	3,096	9,201	44,008	4,607	9,201	48,615	57,816	1,344	2013-2014

AMERICAN RESIDENTIAL PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(dollar amounts in thousands)

			Encumbrances		Initial Cost to Company(2)		Cost Capitalized Subsequent to Acquisition (Improvements)	Gross Amounts as of December 31, 2014
Metropolitan Statistical Area/Metro Division	State	Number of Homes	Number of Encumbered Homes	Encumbrances(1)	Land	Depreciable Property	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation(3)	Date of Acquisition
Phoenix-Mesa-Scottsdale	AZ	1,380	808	99,788	39,114	149,802	12,161	39,114	161,963	201,077	13,680	2012-2013
Raleigh-Cary	NC	240	95	11,865	8,291	26,156	1,919	8,291	28,075	36,366	1,560	2013-2014
Riverside-San Bernardino-Ontario	CA	213	171	26,967	8,900	24,547	5,168	8,900	29,715	38,615	3,933	2012-2013
Rome	GA	2	—	—	23	68	22	23	90	113	9	2013
San Antonio	TX	112	78	8,792	3,192	13,195	1,347	3,192	14,542	17,734	877	2013-2014
Sarasota-Bradenton-Venice	FL	7	—	—	201	1,130	85	201	1,215	1,416	39	2014
Tampa-St. Petersburg-Clearwater	FL	30	2	199	1,000	3,709	375	1,000	4,084	5,084	189	2013-2014
TN Nonmetropolitan Area	TN	100	15	2,198	4,012	16,000	1,189	4,012	17,189	21,201	418	2013-2014
TX Nonmetropolitan Area	TX	4	3	334	127	510	66	127	576	703	42	2013
Wilmington	NC	73	36	4,349	2,805	8,498	678	2,805	9,176	11,981	546	2013-2014
Winston-Salem	NC	234	176	16,994	6,950	21,506	863	6,950	22,369	29,319	1,510	2013-2014
		8,893	2,876	$342,241	$249,151	$969,427	$83,035	$249,151	$1,052,462	$1,301,613	$58,010

(1) Encumbrances include properties secured under the Securitization Loan.
(2) All properties acquired to date for cash and no debt has been incurred. Excludes $327 of acquired in-place leases.
(3) Except for amounts attributed to land, real estate related assets are depreciated over their estimated useful lives of 5 to 27.5 years using the straight-line method.

AMERICAN RESIDENTIAL PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

A summary of activity for investment in real estate and accumulated depreciation is as follows:
	Year Ended December 31,		Period from March 30, (inception) to December 31,
	2014	2013	2012
Change in investment in real estate:
Balance, beginning of period	$793,606	$217,973	$—
Acquisitions (1)	455,453	549,201	214,520
Improvements	53,400	26,432	3,453
Dispositions	(846)	—	—
Balance, end of period	$1,301,613	$793,606	$217,973

Change in accumulated depreciation:
Balance, beginning of period	$(18,058)	$(1,277)	$—
Depreciation expense	(40,014)	(16,781)	(1,277)
Dispositions	62	—	—
Balance, end of period	$(58,010)	$(18,058)	$(1,277)

(1) Excludes $327 and $1,823 of acquired in-place leases for the year ended December 31, 2014 and 2013, respectively.

AMERICAN RESIDENTIAL PROPERTIES, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2014
(dollar amounts in thousands)

Mortgages	Stated Interest Rate	Final Maturity Date (1)	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages
Mortgage financings secured by single family homes	11.0-12.0%	Mar-2015 to May-2018	Interest	$21,040	$21,040
Long-term mortgage financings secured by single-family homes	8.0%	Feb-2043	30-year Amortization	$96	$56

(1) Reflects scheduled maturity of the investment and does not consider any options to extend beyond the scheduled maturity.

	Year Ended December 31,
	2014	2013
Reconciliation of Mortgage Loans on Real Estate
Balance, beginning of period	$43,512	$13,025
Additions during period:
New Mortgage Loans	13,554	66,621

Deductions during period:
Collections of principal	(35,969)	(36,134)
Balance, end of period	$21,097	$43,512

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
This Annual Report does not include an attestation report of the Company's registered public accounting firm. Under the JOBS Act enacted in 2012, we are defined as an "emerging growth company" and could remain as such until as late as December 31, 2018. So long as we qualify as an "emerging growth company," among other things, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2015 annual stockholders' meeting.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2015 annual stockholders' meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2015 annual stockholders' meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2015 annual stockholders' meeting.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2015 annual stockholders' meeting.
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

3. Exhibits.

The exhibits required by Item 601 of Regulation S-K, which are filed with this report or incorporated by reference herein, are set forth in the Exhibit Index. Management contracts or compensatory plans or arrangements are identified by an asterisk.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: March 16, 2015	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. SCHMITZ	Chief Executive Officer and Chairman of the Board	March 16, 2015
Stephen G. Schmitz	(principal executive officer)

/s/ SHANT KOUMRIQIAN	Chief Financial Officer and Treasurer	March 16, 2015
Shant Koumriqian	(principal financial officer and principal accounting officer)

/s/ LAURIE A. HAWKES	President, Chief Operating Officer and Director	March 16, 2015
Laurie A. Hawkes

/s/ DOUGLAS N. BENHAM	Director	March 16, 2015
Douglas N. Benham

/s/ DAVID M. BRAIN	Director	March 16, 2015
David M. Brain

/s/ KEITH R. GUERICKE	Director	March 16, 2015
Keith R. Guericke

/s/ TODD W. MANSFIELD	Director	March 16, 2015
Todd W. Mansfield

EXHIBIT INDEX

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.2
Bylaws of American Residential Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

3.3
Agreement of Limited Partnership of American Residential Properties OP, L.P. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

4.1
Indenture, dated November 27, 2013, among American Residential OP, L.P., as issuer, American Residential Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on November 27, 2013)

4.2
Form of Global Note representing the Operating Partnership’s 3.25% Exchangeable Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on November 27, 2013)

10.1*
American Residential Properties, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.2*
Amended and Restated Employment Agreement with Stephen G. Schmitz, dated April 19, 2013 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 29, 2013)

10.3*
Amended and Restated Employment Agreement with Laurie A. Hawkes, dated April 19, 2013 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 29, 2013)

10.4*
Employment Agreement with Shant Koumriqian, dated April 19, 2013 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.5*
Employment Agreement with Andrew G. Kent, dated April 19, 2013 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.6*
Separation Agreement, dated October 31, 2013, among American Residential Properties, Inc., certain of its subsidiaries and Andrew G. Kent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed with the SEC on November 6, 2013)

10.7*
Employment Agreement with Lani B Porter, dated April 19, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.8*
Amended and Restated Executive Severance and Change in Control Vesting Agreement, dated as of December 23, 2014, by and between American Residential Properties, Inc. and Christopher J. (“Jay”) Byce (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on January 6, 2015)

10.9
Form of Indemnification Agreement between American Residential Properties, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.10*
LTIP Unit Vesting Agreement for Shant Koumriqian (time-based vesting), dated November 7, 2012 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.11*
LTIP Unit Vesting Agreement for Lani B Porter (time-based vesting), dated November 7, 2012 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.12*
Form of LTIP Unit Vesting Agreement (for independent directors) (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.13*
Form of LTIP Unit Vesting Agreement (for employees) (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.14*
Form of Restricted Stock Award Agreement (for employees) (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.15*
Form of Restricted Stock Award Agreement (for executives) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.16*
LTIP Unit Performance-Based Vesting Agreement, dated November 5, 2013, among American Residential Properties, Inc., American Residential Properties OP, L.P. and Stephen G. Schmitz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on November 6, 2013)

10.17*
LTIP Unit Performance-Based Vesting Agreement, dated November 5, 2013, among American Residential Properties, Inc., American Residential Properties OP, L.P. and Laurie A. Hawkes (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on November 6, 2013)

10.18*
LTIP Unit Performance-Based Vesting Agreement, dated November 5, 2013, among American Residential Properties, Inc., American Residential Properties OP, L.P. and Shant Koumriqian (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed with the SEC on November 6, 2013)

10.19*
LTIP Unit Performance-Based Vesting Agreement, dated November 5, 2013, among American Residential Properties, Inc., American Residential Properties OP, L.P. and Lani B Porter (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed with the SEC on November 6, 2013)

10.20*	Form of LTIP Unit Performance-Based Vesting Agreement (for executives) (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed with the SEC on May 15, 2014)

10.21*	Form of LTIP Unit Vesting Agreement (time-based) (for executives) (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed with the SEC on May 15, 2014)

10.22*
Executive Severance and Change in Control Agreement, dated as of June 12, 2014 and effective July 7, 2014, by and between American Residential Properties, Inc. and Patricia B. Dietz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on June 17, 2014)

10.23
Registration Rights Agreement, dated as of May 11, 2012, between American Residential Properties, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.24
Registration Rights Agreement, dated as of December 21, 2012, between American Residential Properties, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.25
Contribution and Sale Agreement, dated as of May 11, 2012, among American Residential Management, Inc., Stephen G. Schmitz, Laurie A. Hawkes and American Residential Properties OP, L.P. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.26
Credit Agreement, dated as of January 18, 2013 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.27
Property Management Agreement, dated as of February 12, 2013, between American Residential Properties TRS, LLC and ARP Phoenix Fund I, LP (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-187450), filed with the SEC on April 22, 2013)

10.28
Amended and Restated Credit Agreement, dated as of September 17, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K, filed with the SEC on September 23, 2013)

10.29
Lender Joinder Agreement, dated as of September 27, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P. (the “Operating Partnership”), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, Bank of America, N.A., as administrative agent, and Citibank N.A, as lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 3, 2013)

10.30
Lender Joinder Agreement, dated as of December 16, 2013, by and among American Residential Properties, Inc., American Residential Properties OP, L.P (the "Operating Partnership"), American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, certain other subsidiaries of the Operating Partnership, JPMorgan Chase Bank, N.A, as lender, and Bank of America N.A, as administrative agent and as L/C Issuer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on December 19, 2013)

10.31
Registration Rights Agreement, dated November 27, 2013, among American Residential OP, L.P. and American Residential Properties, Inc., on the one hand, and Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand, for themselves and the initial purchasers named in the Purchase Agreement filed as Exhibit 1.1 to Current Report on Form 8-K, filed with the SEC on November 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on November 27, 2013)

10.32
Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among American Residential Properties, Inc., American Residential Properties OP, L.P., American Residential GP, LLC and American Residential Properties TRS, LLC, as guarantors, American Residential Leasing Company, LLC, as the borrower, Bank of America, N.A., as administrative agent, letters of credit issuer and a lender, and Deutsche Bank AG, New York Branch, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., KeyBank National Association, Barclays Bank PLC, Raymond James Bank, N.A. and Comerica Bank, as lenders (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K (File No. 001-35899), filed with the SEC on July 1, 2014)

10.33
Loan Agreement, dated as of August 26, 2014, between ARP 2014-1 Borrower, LLC, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 28, 2014)

12.1†	Computation of Ratio to Earnings to Fixed Charges

21.1†	List of Subsidiaries of American Residential Properties, Inc.

23.1†	Consent of Ernst & Young LLP

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

(1)	Submitted electronically herewith.