Form 10-Q
period 2015-03-31
American Residential Properties, Inc.
filed 2015-05-11
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2015, there were 32,195,280 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN RESIDENTIAL PROPERTIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as "may," "will," "should," "expect," "could," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•	economic, demographic or real estate developments in our markets;

•	home value appreciation, employment growth, residential building permits, median household income and household formation in our markets;

•	defaults on, early terminations of or non-renewal of leases by our tenants;

•	our ability to identify properties to acquire and complete acquisitions;

•	increased time and/or expense to gain possession and restore properties;

•	our ability to successfully restore, lease and manage our properties;

•	projected operating costs;

•	rental rates or vacancy rates;

•	our ability to obtain financing;

•	general volatility of the markets in which we participate;

•	our expected investments;

•	interest rates and the market value of our assets;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for federal income tax purposes;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, real estate values, the debt securities markets or the general United States economy.
The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described in "Item 1A. Risk Factors" and in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investment in real estate:
Land	$254,557	$249,151
Building and improvements	1,075,715	1,042,954
Furniture, fixtures and equipment	10,136	9,508
	1,340,408	1,301,613
Less: accumulated depreciation	(71,316)	(58,010)
Investment in real estate, net	1,269,092	1,243,603
Mortgage financings	19,458	21,097
Cash and cash equivalents	23,144	21,270
Restricted cash	15,381	11,473
Acquisition deposits	4	2,561
Rents and other receivables, net	4,406	4,583
Deferred leasing costs and lease intangibles, net	3,454	3,391
Deferred financing costs, net	13,101	13,037
Investment in unconsolidated ventures	25,427	25,691
Goodwill	3,500	3,500
Other, net	10,196	10,567
Total assets	$1,387,163	$1,360,773

Liabilities and Equity
Liabilities:
Revolving credit facility	$350,000	$311,000
Exchangeable senior notes, net	102,898	102,188
Securitization loan, net	340,757	340,675
Accounts payable and accrued expenses	19,104	23,507
Security deposits	9,008	7,919
Prepaid rent	3,288	2,919
Total liabilities	825,055	788,208

Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,195,280 and 32,195,280 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	322	322
Additional paid-in capital	628,758	628,662
Accumulated other comprehensive loss	(139)	(96)
Accumulated deficit	(79,003)	(68,101)
Total American Residential Properties, Inc. stockholders’ equity	549,938	560,787
Non-controlling interests	12,170	11,778
Total equity	562,108	572,565
Total liabilities and equity	$1,387,163	$1,360,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Self-managed rental revenue	$25,289	$14,562
Local operator rental revenue	1,353	1,368
Management services (related party)	68	113
Interest and other	782	1,411
Total revenue	27,492	17,454
Expenses:
Property operating and maintenance	6,207	4,146
Real estate taxes	5,009	3,111
Homeowners’ association fees	658	460
Acquisition	57	67
Depreciation and amortization	15,145	9,464
General, administrative and other	4,220	3,720
Interest	7,316	4,230
Total expenses	38,612	25,198
Loss from continuing operations before equity in net income (loss) of unconsolidated ventures	(11,120)	(7,744)
Equity in net income (loss) of unconsolidated ventures	10	(50)
Net loss	(11,110)	(7,794)
Net loss attributable to non-controlling interests	208	125
Net loss attributable to common stockholders	$(10,902)	$(7,669)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.34)	$(0.24)
Weighted-average number of shares of common stock outstanding - basic and diluted	32,160,983	32,130,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(11,110)	$(7,794)
Other comprehensive loss:
Change in unrealized loss on interest rate cap	(43)	—
Comprehensive loss	(11,153)	(7,794)
Comprehensive loss attributable to non-controlling interests	208	125
Comprehensive loss attributable to common stockholders	$(10,945)	$(7,669)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	32,195,280	$322	$—	$628,662	$(96)	$(68,101)	$11,778	$572,565
Net loss	—	—	—	—	—	(10,902)	(208)	(11,110)
Other comprehensive loss	—	—	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	96	—	—	600	696
Balance at March 31, 2015	32,195,280	$322	$—	$628,758	$(139)	$(79,003)	$12,170	$562,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(11,110)	$(7,794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,145	9,464
Amortization of stock-based compensation	696	667
Amortization of deferred financing costs	1,264	1,034
Accretion of discount on exchangeable senior notes	710	664
Accretion of discount on securitization loan	82	—
Bad debt expense	522	545
Straight line rental revenue	120	(67)
Equity in net (income) loss of unconsolidated ventures	(10)	50
Distributions on returns of unconsolidated ventures	10	—
Net (gain) on dispositions of real estate and other assets	(40)	—
Changes in operating assets and liabilities:
Restricted cash	(3,908)	—
Rent and other receivables, net	(465)	(712)
Deferred leasing costs and lease intangibles, net	(1,883)	(1,778)
Other assets, net	328	3,627
Accounts payable, accrued expenses and other liabilities	(2,753)	1,388
Net cash (used in) provided by operating activities	(1,292)	7,088
Investing activities:
Improvements of real estate	(12,568)	(8,272)
Property acquisitions, including acquired in-place leases	(26,646)	(108,619)
Proceeds from sale of real estate	248	—
Investment in mortgage financings	(1,154)	(5,407)
Repayments from mortgage financings	2,793	12,263
Distributions from unconsolidated ventures	264	—
Decrease (increase) in acquisition deposits	2,557	(4,327)
Net cash used in investing activities	(34,506)	(114,362)
Financing activities:
Borrowings under revolving credit facility	39,000	144,000
Repayments of revolving credit facility	—	(10,000)
Deferred financing costs	(1,328)	(165)
Net cash provided by financing activities	37,672	133,835
Net increase in cash and cash equivalents	1,874	26,561
Cash and cash equivalents—beginning of period	21,270	24,294
Cash and cash equivalents—end of period	$23,144	$50,855
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$1,667	$1,607
Cash paid for interest, net of amount capitalized	$4,204	$1,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1.	Organization and Operations
As used in these unaudited condensed consolidated financial statements and related notes, the terms "American Residential Properties, Inc., " the "Company," "us," "we," and "our" refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a REIT that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership ("our Operating Partnership"), in which we have a 98.1% interest as of March 31, 2015 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC ("TRS"), which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
We were incorporated in Maryland in March 2012 and did not have any meaningful operating activity until the consummation of our initial private offering of our common stock in May 2012. We completed a follow-on private offering and a separate private placement of our common stock in December 2012 and January 2013, respectively, and completed our initial public offering ("IPO") in May 2013.
As of March 31, 2015, we owned 9,038 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

2.	Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the SEC rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries), considered necessary for a fair presentation of our results have been included. Results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.
The accompanying unaudited condensed consolidated financial statements include the accounts of American Residential Properties, Inc., our Operating Partnership and the wholly owned subsidiaries of our Operating Partnership. All majority-owned subsidiaries are consolidated and included in our unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and accompanying footnotes. Actual results could differ materially from those estimates.
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

Fair value is determined under the guidance of Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, primarily based on unobservable market data inputs, which are categorized as Level 3 inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize our market knowledge and published market data. Our real estate portfolio is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 27.5 years.
We have acquired portfolios of leased properties from established local operators ("local operators"), that retain day-to-day management responsibilities pursuant to a longer-term net lease. In these arrangements, the local operator is responsible for all property-related expenses and we receive rental payments from the local operator that escalate over the term of the net lease. In-place lease intangibles associated with homes managed by local operators are valued based on management’s estimates of lost rent and carrying costs. In-place lease intangibles associated with the acquisition of self-managed homes are valued based on management’s estimate of lost rent during the time it would take to locate a tenant and execute a lease if the property were vacant, considering current market conditions and costs to execute similar leases. In estimating lost rent and carrying costs, management considers market rents, real estate taxes, insurance, costs to execute similar leases (including leasing commissions) and other related costs. The value assigned to in-place leases is amortized on a straight-line basis as a component of depreciation and amortization expense over the remaining initial term of the related lease. The leases reflect market rental rates.
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
Revenue Recognition
We lease single-family residences we own and manage directly to tenants who occupy the properties under operating leases, generally, with terms of one year. We perform credit investigations on prospective tenants and obtain security deposits. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned. Properties that are subject to longer-term operating arrangements with local operators are leased to the operator for a minimum of five to ten years with renewal options. These local operators are responsible for all taxes, insurance, maintenance and capital expenses (including significant capital improvements) of the properties under the terms of the operating arrangements. Under our local operator net lease agreements, we earn base rental revenue paid monthly, with contractual minimum annual rent increases on each anniversary of the lease commencement date. We recognize rental revenue on a straight-line basis over the term of the lease. We also earn percentage rents on a quarterly basis equal to a fixed percentage of the gross revenue the local operator collects from its residential sub-tenants who occupy the homes. Percentage rental revenue is recorded when the gross revenue collected from the sub-tenants is known and the amount can be calculated.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016; however, the FASB has issued an exposure draft regarding the deferral of the effective date of the standard. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. ASU 2015-02 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2015 with early adoption allowed in any interim period. We have not yet selected a transition method nor have we determined the effect of ASU 2015-02 on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 will require that debt issuance costs related to a recognized debt liability, which are currently presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years.

3.	Mortgage Financings
Mortgage loans as of March 31, 2015 and December 31, 2014 include approximately $19.4 million and $21.0 million of short-term loans with weighted-average annual interest rates of approximately 12.0% and 11.9%, and weighted-average remaining terms of approximately 83 and 100 days, respectively.

4.	Rents and Other Receivables
Our rents and other receivables are reported net of allowances for doubtful accounts, which are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Self-managed allowance for doubtful accounts	$563	$535
Local operator allowance for doubtful accounts	609	579
Total allowance for doubtful accounts	$1,172	$1,114
Our provisions for doubtful accounts for self-managed homes and local operator homes are included as components of rental revenue on our condensed consolidated statements of operations, and are summarized as follows (in thousands):

	March 31, 2015	March 31, 2014
Self-managed bad debt expense	$428	$372
Local operator bad debt expense	94	173
Total bad debt expense	$522	$545

5.	Lease Intangibles
Our identifiable intangible assets as of March 31, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Acquired in-place leases	$91	$327
Less: accumulated amortization	(69)	(222)
Intangible lease assets, net	$22	$105
The impact of the amortization of acquired in-place leases on our depreciation and amortization expense is approximately $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

6.	Debt
The following table details the Company's debt as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Credit Facility	$350,000	$311,000
Exchangeable senior notes	115,000	115,000
Securitization Loan	342,241	342,241
Total debt before unamortized discount	807,241	768,241
Less: Total unamortized discount on debt	(13,586)	(14,378)
Total debt	$793,655	$753,863

Senior Secured Revolving Credit Facility
We have a $500 million senior secured revolving credit facility (the "Credit Facility") with an uncommitted accordion feature that permits us to increase the size of the facility to $750 million, subject to meeting certain criteria and obtaining additional commitments from the lending banks. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. In January 2015, we exercised our option to extend the maturity date of our Credit Facility by one year to January 2016, pursuant to the terms of the Credit Facility. At March 31, 2015, we were in compliance with all of the financial covenants under the Credit Facility.
As of March 31, 2015, $350.0 million was outstanding under the Credit Facility, bearing interest at a weighted-average annual rate of 3.0%, with remaining availability of $125.3 million.
We have incurred a total of approximately $8.0 million in financing costs in connection with the Credit Facility, of which $1.1 million and $0.3 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively. These costs are being amortized to interest expense over the remaining term of the Credit Facility.
Exchangeable Senior Notes
In November 2013, we issued and sold $115.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2018 (the "Notes"). The Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2014, until the maturity date of November 15, 2018. The Operating Partnership’s obligations under the Notes are fully and unconditionally guaranteed by the Company. The Notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the Notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the Operating Partnership. We incurred $3.8 million in financing costs, of which $2.4 million and $2.6 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, to be amortized to interest expense over the term of the Notes.
In connection with the issuance of the Notes, we recorded approximately $99.1 million within exchangeable senior notes, net on the accompanying condensed consolidated balance sheets, based on the fair value of the instrument using a straight-debt rate of 6.5% at the time of issuance, and approximately $15.4 million in additional paid-in-capital, net of $0.5 million in financing costs, in the accompanying condensed consolidated statement of equity. The difference between the $115.0 million face amount and the $99.1 million will be accreted over the five-year period ending November 15, 2018.
The following table details the debt and equity components recognized related to the 3.25% Notes (in thousands)

	March 31, 2015	December 31, 2014
Principal amount	$115,000	$115,000
Unamortized discount	(12,102)	(12,812)
Net carrying amount	102,898	102,188
Additional paid in capital	15,360	15,360
Securitization Loan
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds. The transaction involves the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interests in a loan (the "Securitization Loan"), secured by 2,876 homes transferred to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month London Interbank Offered Rate ("LIBOR"), or 2.28%. As of March 31, 2015, we were in compliance with all covenants under the loan agreement. The net balance at March 31, 2015 was $340.8 million, which is net of unamortized discount of $1.5 million. We incurred approximately $11 million in financing costs, of which $9.6 million and $10.2 million are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, to be amortized over five years.
Derivative and Hedging Activities
As part of certain lender requirements in connection with the Securitization Loan, we entered into an interest rate cap agreement with an aggregate notional amount of $342.2 million and LIBOR based strike rate equal to 3.12% for the initial two-year term of the Securitization Loan to hedge against interest rate fluctuations. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended March 31, 2015, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. The fair value of our interest rate cap agreement is estimated to be approximately $16,000 as of March 31, 2015 and has been included in other assets, net in the accompanying consolidated condensed balance sheets. The interest rate cap is valued using Level 2 observable market-based inputs, including interest rate curves.

7.	Taxes
We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we continue to qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.
Federal and state tax returns filed for 2012 and 2013 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of March 31, 2015, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at March 31, 2015 or 2014.

8.	Earnings (Loss) Per Share
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(10,902)	$(7,669)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,160,983	32,130,733
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.24)
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were Operating Partnership ("OP") units, vested long-term incentive plan ("LTIP") units, unvested LTIP units, and unvested restricted shares of common stock. The weighted-average number of shares of potentially dilutive securities were as follows:

	Three Months Ended March 31,
	2015	2014
OP and vested LTIP units	613,318	524,941
Unvested LTIP units	511,236	520,830
Unvested restricted stock	34,297	40,369
Potentially dilutive shares	1,158,851	1,086,140

9.	Stock Compensation
We recorded stock-based compensation cost as part of general, administrative and other expense in the condensed consolidated statements of operations and are summarized as follows (in thousands):

	March 31, 2015	March 31, 2014
Stock-based compensation costs	$696	$667
LTIP Units
Service-Based LTIP Units
The following table summarizes information about the service-based LTIP units outstanding as of March 31, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	422,441	149,883	572,324	$16.67
Granted	—	—	—	$—
Vested	16,044	(16,044)	—	$15.78
Converted	—	—	—	$—
Canceled	—	—	—	$—
Balance, March 31, 2015	438,485	133,839	572,324	$16.67
Unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $0.9 million as of March 31, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.5 years, subject to the stated vesting conditions.
Market-Based LTIP Units
The following table summarizes information about the market-based LTIP units outstanding as of March 31, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	—	377,230	377,230	$6.05
Granted	—	—	—	$—
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, March 31, 2015	—	377,230	377,230	$6.05
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.1 million as of March 31, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.9 years, subject to stated vesting conditions.
Restricted Stock
The following table summarizes information about the shares of restricted common stock outstanding as of March 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2014	34,297	$20.14
Granted	—	$—
Vested	—	$—
Canceled	—	$—
Unvested at March 31, 2015	34,297	$20.14

Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.4 million as of March 31, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.3 years, subject to stated vesting conditions.

10.	Fair Value Measurements
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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, restricted cash, acquisition deposits, rents and other receivables, accounts payable, accrued expenses, security deposits and prepaid rent. Due to the short-term nature of these financial assets and liabilities, we consider the carrying amounts to approximate fair value.
Our mortgage financings, the Credit Facility, the Notes and the Securitization Loan are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values of the Credit Facility using Level 2 assumptions approximate the carrying amounts. The estimated fair values of our mortgage financing receivables using Level 3 assumptions approximate the carrying amounts. We have entered into an interest rate cap designated as a cash flow hedge to reduce our exposure to interest rate risk. See Derivative and Hedging Activities in Note 6 for disclosures on the fair value of our interest rate cap.
The fair value of our Notes and the Securitization Loan using Level 2 assumptions is as follows (amounts in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exchangeable Senior Notes (1)	$116,294	$102,898	$116,581	$102,188
Securitization Loan(2)	$340,757	$340,757	$340,675	$340,675
 ______________
(1) The carrying amount of the exchangeable senior notes includes a discount of $12.1 million and $12.8 million at March 31, 2015 and December 31, 2014, respectively.
(2) The fair value of the Securitization Loan approximates carrying value and includes a discount of $1.5 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively.

11.	Transactions With Related Parties
Upon closing our initial private offering, we acquired the proprietary, vertically integrated real estate acquisition and management platform of American Residential Management, Inc. ("ARM"), a company co-owned by our founders, Stephen G. Schmitz, our Chief Executive Officer and Chairman, and Laurie A. Hawkes, our President and Chief Operating Officer, pursuant to a contribution and sale agreement between our Operating Partnership and ARM. As consideration for our acquisition, our Operating Partnership issued 175,000 OP units, valued at $3.5 million, representing a 1.5% limited partnership interest in our Operating Partnership at that time, and we paid approximately $85,000 in cash. The OP units were valued at $20 per unit, equivalent to the offering price per share of our common stock sold in our initial private offering.
In February 2013, our TRS entered into a management agreement directly with ARP Phoenix Fund I, LP ("Phoenix Fund"). The general partner of Phoenix Fund is ARP Phoenix Fund I GP, LLC, which is owned by Mr. Schmitz and Ms. Hawkes. The services our TRS provides to Phoenix Fund include property restoration, leasing and property management and disposition services with respect to the properties owned by Phoenix Fund. Our TRS provides these services to Phoenix Fund for a fee in an amount equal to 6.0% of the gross rental revenue received by Phoenix Fund with respect to the properties managed by our TRS. Property management fees earned under the management agreement with Phoenix Fund are reported in management services (related party) in our condensed consolidated statements of operations.
Accounts receivable of approximately $23,000 and $20,000 due from Phoenix Fund are included in rents and other receivables, net in our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.
Phoenix Fund purchased 150,000 shares of our common stock in our initial private offering.

12.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of March 31, 2015, there were 613,485 outstanding non-controlling common units of our Operating Partnership, representing an approximate 1.9% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from ARM and 438,485 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheets to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 1.9% and 1.6% for the three months ended March 31, 2015 and 2014, respectively.

13.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of March 31, 2015.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association ("HOA") fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us. HOA fees were approximately $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Concentrations
As of March 31, 2015, approximately 56% of our properties were located in Texas, Arizona and Georgia. This concentration may expose us to greater economic risks than if we owned a more geographically dispersed portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2014. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements,” as well as the risk factors described in "Item 1A. Risk Factors,” in Part II of this report.
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
As of March 31, 2015, we owned 9,038 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.35 billion, and we managed an additional 362 properties for Phoenix Fund in Arizona and Nevada.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of March 31, 2015, our private mortgage portfolio had an aggregate outstanding principal balance of $19.4 million, a weighted-average interest rate of 12.0% per annum and a weighted-average remaining term of 83 days.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.7% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of March 31, 2015, after giving effect to vested and unvested LTIP awards.
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
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $20.6 trillion, according to the 2014 fourth quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.
We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.

Property Portfolio
The following table presents summary statistics of our single-family homes, including both our self-managed homes and local operator homes, by metropolitan statistical area ("MSA") and metropolitan division ("metro division") as of March 31, 2015.
Total Portfolio of Single-Family Homes—Summary Statistics
March 31, 2015
(dollar amounts in thousands, except average monthly rent)
(unaudited)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment (thousands)(4)	Percentage Leased(5)	Average Age (years)	Average Size (square feet)	Average Monthly Rent(6)	Annual Average Rent as a Percentage of Average Investment(7)
Self-Managed Portfolio
Phoenix, AZ	1,380	$138,109	$9,349	$147,458	$203,492	97.5%	17	1,713	$1,044	8.5%
Dallas-Fort Worth, TX	1,119	$153,478	$12,634	$166,112	$185,879	88.9%	11	2,103	$1,507	11.0%
Houston, TX	1,106	$141,260	$7,981	$149,241	$165,061	90.2%	7	1,934	$1,419	11.4%
Atlanta, GA	1,089	$136,919	$14,622	$151,541	$165,028	79.0%	16	2,080	$1,258	10.2%
Nashville, TN	833	$166,175	$12,278	$178,453	$148,651	84.3%	11	1,864	$1,433	9.7%
Florida	623	$127,630	$13,943	$141,573	$88,200	86.7%	14	1,726	$1,184	10.2%
Other Texas	375	$166,908	$12,260	$179,168	$67,188	88.8%	10	1,978	$1,630	11.0%
Charlotte, NC-SC	379	$153,571	$8,347	$161,918	$61,367	76.5%	10	2,047	$1,248	9.6%
Inland Empire, CA	213	$156,562	$24,494	$181,056	$38,565	97.2%	16	1,915	$1,431	9.5%
Raleigh, NC	241	$145,303	$8,564	$153,867	$37,082	82.6%	9	1,746	$1,233	9.8%
Indianapolis, IN	455	$65,441	$10,675	$76,116	$34,633	91.0%	50	1,351	$802	12.5%
Winston-Salem, NC	234	$122,619	$4,005	$126,624	$29,630	85.5%	12	1,426	$1,106	10.6%
Other California	80	$110,754	$22,159	$132,913	$10,633	98.8%	36	1,335	$1,068	9.7%
Las Vegas, NV	68	$97,738	$12,938	$110,676	$7,526	97.1%	15	1,553	$1,055	11.3%
Other MSAs/Metro Divisions	249	$140,949	$8,280	$149,229	$37,158	87.6%	10	1,639	$1,248	10.2%
Self-Managed Portfolio Total/Weighted Average	8,444	$140,199	$11,399	$151,598	$1,280,093	88.2%	15	1,855	$1,272	10.2%

Local Operator Portfolio
Chicago, IL	511			$130,705	$66,790	100.0%	55	1,406	$794	7.3%
Indianapolis, IN	83			$47,302	$3,926	100.0%	59	1,160	$354	9.0%
Local Operator Portfolio Total/Weighted Average	594			$119,051	$70,716	100.0%	56	1,372	$733	7.4%

Total Portfolio
Total Portfolio Total/Weighted Average	9,038			$149,459	$1,350,809	89.0%	17	1,823	$1,232
______________

(1)	Average purchase price includes acquisition costs.

(2)	Represents average capital expenditures per home as of March 31, 2015. Does not include additional expected or future capital expenditures.

(3)
For self-managed homes, represents average purchase price plus average capital expenditures. For homes leased to our local operators, represents purchase price paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The local operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures required for the management, operation and maintenance of the properties. If a local operator defaulted on its contractual obligations to pay any of the foregoing expenses, we could incur unexpected significant costs related to our investment.

(4)
Represents purchase price including acquisition costs and purchase price allocated to lease intangibles and acquisition costs expensed, if any, as incurred for homes acquired with an existing lease or homes acquired in portfolios comprised of properties substantially leased, and recorded as a business combination.

(5)
We classify homes leased to our local operators as 100% leased, because each local operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to local operators are occupied by residential sub-tenants. If a local operator is unable to lease a material number of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

(6)
For self-managed homes, represents the average monthly rent per leased home. For homes leased to our local operators, represents the initial annual base rent payable to us by the local operator pursuant to the portfolio lease divided by 12 and then divided by the number of homes included in the lease. Average monthly rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

(7)
For self-managed homes, represents annualized average monthly rent per leased home as a percentage of our average investment (average purchase price per home plus average capital expenditures) per leased home. Does not include a provision for payment of ongoing property expenses. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating the Company’s business is limited. Average annual rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

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
The following table presents summary statistics of our portfolio of stabilized single-family homes, including our self-managed and our local operator homes, by MSA and metro division as of March 31, 2015.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
March 31, 2015
(dollar amounts in thousands)
(unaudited)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Self-Managed Portfolio
Phoenix, AZ	1,379	$147,506	1,345	34	97.5%
Houston, TX	1,101	$149,157	998	103	90.6%
Dallas-Fort Worth, TX	1,074	$165,461	995	79	92.6%
Atlanta, GA	942	$148,629	860	82	91.3%
Nashville, TN	751	$176,737	702	49	93.5%
Florida	589	$139,452	540	49	91.7%
Indianapolis, IN	444	$76,614	414	30	93.2%
Other Texas	371	$178,815	333	38	89.8%
Charlotte, NC-SC	336	$159,242	290	46	86.3%
Winston-Salem, NC	234	$126,625	200	34	85.5%
Raleigh, NC	231	$152,268	199	32	86.1%
Inland Empire, CA	213	$181,055	207	6	97.2%
Other California	80	$132,911	79	1	98.8%
Las Vegas, NV	68	$110,676	66	2	97.1%
Other MSAs/Metro Divisions	246	$149,069	218	28	88.6%
Self-Managed Portfolio Total/Weighted Average	8,059	$150,425	7,446	613	92.4%

Local Operator Portfolio
Chicago, IL	511	$130,705	511	—	100.0%
Indianapolis, IN	83	$47,302	83	—	100.0%
Local Operator Portfolio Total/Weighted Average	594	$119,051	594	—	100.0%

Total Portfolio
Total Portfolio Total/Weighted Average	8,653	$148,271	8,040	613	92.9%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated by us and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of March 31, 2015, 548 homes were available for rent and 65 homes were undergoing renovation.

Highlights of First Quarter of 2015
Leased Rate, Rent and Retention
As of March 31, 2015, we reached a 93% leased rate on stabilized properties, up from 92% as of December 31, 2014, and increased the leased rate on the total portfolio to 89%, up from 81% as of December 31, 2014. We also achieved rent increases averaging 3.8% on renewals during the quarter with an overall resident retention rate of 72%.
Acquisitions
From January 1, 2015 to March 31, 2015, we closed on prior commitments to acquire 149 single-family homes, of which 89 are in Tennessee, 28 are in Georgia, 26 are in Texas, 4 are in North Carolina and 2 are in Florida and incurred renovation costs on our acquired homes and existing portfolio, for a total capital investment of approximately $38.8 million. During the quarter, 4 properties were sold in Florida. As of March 31, 2015, we had no homes under contract.
Extension of Credit Facility
In January 2015, we exercised our option to extend the maturity date of our Credit Facility by one year to January 2016, pursuant to the terms of the Credit Facility.
Factors Expected to Affect Our Results and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the amount of time and cost required to stabilize newly acquired properties and convert them to revenue generating assets, rental rates, occupancy levels, rates of tenant turnover, the success of our local operators, our expense ratios and capital structure.
Property Acquisitions
We have aggressively but prudently grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.
Property Stabilization
The time and cost involved in stabilizing our newly acquired properties impacts our financial performance and is affected by the amount of time it takes us to gain possession of a property, the amount of time and cost associated with property restoration and the amount of time it takes to market and lease the property. The possession of each property we acquire can be delayed for a multitude of reasons beyond our control, including applicable statutory rights of redemption, rescission rights and legal challenges to our ownership or unauthorized occupants living in the property at the time of purchase. As part of our underwriting criteria, we typically estimate restoration costs to be 5% to 15% of the purchase price, although actual costs may vary significantly based on market, age and condition of the property and other factors. The time to restore a newly acquired property can vary significantly among properties for several reasons, including the channel through which the property was acquired, the age and condition of the property and whether the property was vacant when we acquired it. Similarly, the time to market and lease a property is driven by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.
We anticipate that, on average, the stabilization period for each non-leased property we acquire will range from 90 to 180 days. As of March 31, 2015, we had 8,653 properties owned in our portfolio of stabilized single-family homes, of which 92.9% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with local operators who sub-lease the properties to sub-tenants. For the three months ended March 31, 2015, approximately 96.9% of our total revenue was attributable to rental activity, 0.3% was attributable to management services and the remaining 2.8% was attributable to interest earned on our portfolio of private mortgage financings and on cash balances. Over time, we expect most of our revenue to be derived from leasing our properties.

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
In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue. The growth of our portfolio has been significant during the past 12 months, increasing 34% to 9,038 homes in 13 states.
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
The following table summarizes portfolio and operating metrics as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	8,444	88.2%	8,299	79.3%
Local operator(2)	594	100.0%	594	100.0%
Total properties	9,038	89.0%	8,893	80.7%

Portfolio of stabilized single-family homes (3)
Self-managed (1)	8,059	92.4%	7,247	90.8%
Local operator(2)	594	100.0%	594	100.0%
Total properties	8,653	92.9%	7,841	91.5%
______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

(2)
We classify homes leased to our local operators as 100% leased, because each local operator is obligated to pay us 100% of the base rent specified in the applicable lease irrespective of whether or not the homes are occupied by residential sub-tenants. This does not mean that 100% of the homes leased to local operators are occupied by residential sub-tenants. If a local operator is unable to lease a material portion of the homes it leases from us to residential sub-tenants, it may adversely affect the operator’s ability to pay rent to us under the lease.

(3)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated and may require future renovations to meet our standards.

The following table summarizes our acquisition activity by quarter from December 31, 2013 through March 31, 2015.

		Three Months Ended
	Total Owned Properties as of March 31, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	Total Owned Properties as of December 31, 2013
Portfolio of self-managed single-family homes
Homes acquired		149	688	1,019	443	674
Homes sold		(4)	(2)	(1)	—	—
Total self-managed properties	8,444	145	686	1,018	443	674	5,478
Portfolio of local operator single-family homes
Homes acquired		—	—	—	—	15
Homes sold		—	(16)	—	—	—
Total local operator properties	594	—	(16)	—	—	15	595

Total properties	9,038	145	670	1,018	443	689	6,073

Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner is a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.
Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), real estate taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to local operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of March 31, 2015, 594 of our properties were managed by two local operators.
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
Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
We believe our financial results during the three months ended March 31, 2015 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended March 31, 2015 and 2014:
Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Revenue:
Rental revenue	$26,642	$15,930	$10,712	67.2%
Management services (related party)	68	113	(45)	(39.8)%
Interest and other	782	1,411	(629)	(44.6)%
Total revenue	27,492	17,454	10,038	57.5%
Expenses:
Property operating and maintenance	6,207	4,146	2,061	49.7%
Real estate taxes	5,009	3,111	1,898	61.0%
Homeowners’ association fees	658	460	198	43.0%
Acquisition	57	67	(10)	(14.9)%
Depreciation and amortization	15,145	9,464	5,681	60.0%
General, administrative and other	4,220	3,720	500	13.4%
Interest	7,316	4,230	3,086	73.0%
Total expenses	38,612	25,198	13,414	53.2%
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(11,120)	(7,744)	(3,376)	43.6%
Equity in net income (loss) of unconsolidated ventures	10	(50)	60	(120.0)%
Net loss	(11,110)	(7,794)	(3,316)	42.5%
Net loss attributable to non-controlling interests	208	125	83	66.4%
Net loss attributable to common stockholders	$(10,902)	$(7,669)	$(3,233)	42.2%
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $26.6 million for the three months ended March 31, 2015 was comprised of approximately $25.3 million of rental revenue from self-managed properties and approximately $1.4 million of revenue from local operator properties. As of March 31, 2015, approximately 89.0% of our properties were leased. Rental revenue for the three months ended March 31, 2014 was $15.9 million, consisting of approximately $14.6 million from self managed properties and $1.4 million from local operator properties. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 6,762 homes to 9,038 homes as of March 31, 2014 and 2015, respectively, and higher rental income generated from the leases of an additional 2,540 homes.

Management Services Revenue
Management services revenue was $0.1 million for each of the three months ended March 31, 2015 and 2014 for income from property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS.
Interest and Other Revenue
Interest and other revenue was $0.8 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively, and includes interest income earned on private mortgage financings and interest income earned on cash balances held with financial institutions. The decrease of $0.6 million in interest and other revenue is primarily due to the decrease in our mortgage portfolio balance.
Property Operating and Maintenance
Property operating and maintenance expenses were $6.2 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively, and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. The increase of $2.1 million in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Real estate taxes were $5.0 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio. The increase of $1.9 million in real estate taxes is primarily attributable to the growth in our real estate portfolio.
Homeowners’ Association Fees
HOA fees were $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. The increase of $0.2 million in HOA fees is primarily attributable to the growth in our real estate portfolio.
Acquisition
Acquisition expenses were $0.1 million for both the three months ended March 31, 2015 and 2014, respectively. These expenses are primarily transaction costs incurred in connection with the acquisition of properties with existing leases, including, but not limited to, payments for property inspections, closing costs, title insurance, transfer taxes, recording fees and broker commissions. For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost (which is the accounting treatment of these costs for properties that are vacant at the time of acquisition).
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

	Three Months Ended March 31,
	2015	2014
Depreciation of real estate portfolio	$13,041	$7,938
Depreciation of other assets	284	172
Amortization of in-place lease intangibles and other direct costs	1,820	1,354
Total depreciation and amortization	$15,145	$9,464
General, Administrative and Other
General, administrative and other expense was $4.2 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. The increase of $0.5 million in general, administrative and other expense was primarily attributable to additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our Credit Facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discounts on the exchangeable senior notes and the Securitization Loan, net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $7.3 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $3.1 million. The increase in interest expense is primarily due to higher average outstanding debt balances from an increase in borrowings under the Credit Facility and the issuance of the Securitization Loan in August 2014 to fund our acquisition activities.
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. A summary of critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". There have been no significant changes to our policies in 2015.
Recent Accounting Pronouncements
See Note 2 in the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties, HOA fees, real estate taxes, non-recurring capital expenditures, interest and principal payments on incurred indebtedness, payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. The nature of our business, our growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, the Notes, the Securitization Loan and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.
Our liquidity and capital resources as of March 31, 2015 consisted of cash and cash equivalents of $23.1 million.
As of March 31, 2015, $350.0 million was outstanding under the Credit Facility, with remaining availability of $125.3 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
To date, we have not declared any distributions. To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law ("MGCL"), we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. As of March 31, 2015, no dividends have been declared.
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2015 decreased $8.4 million to $(1.3) million, compared to cash provided by operating activities for the three months ended March 31, 2014 of $7.1 million. The decrease is primarily attributable to the decrease in cash provided by working capital due to the timing of operating cost payments and an increase in our restricted cash contractually required under the terms of our Securitization Loan. The decrease was partially offset by an increase in operating cash due to the increase in the size of our real estate portfolio, increase in the aggregate number of homes leased and increase in rents on new leases and lease renewals.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 was $34.5 million and was primarily the result of property acquisitions and renovations on newly acquired properties. We utilized $26.6 million for property acquisitions, including the purchase price and the value of any in-place leases, $12.6 million in capital improvements. The average purchase price for newly acquired properties was approximately $180,000 for acquisitions that occurred in the three months ended March 31, 2015.
We invested $1.2 million in mortgage financings, offset by $2.8 million in repayments of mortgage financings.
Cash used in investing activities for the three months ended March 31, 2014 was $114.4 million, primarily due to property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2015 was $37.7 million and was primarily attributable to borrowings of $39.0 million under the Credit Facility to fund acquisition activities, offset by $1.3 million paid in deferred financing costs.
Cash provided by financing activities for the three months ended March 31, 2014 of $133.8 million was primarily attributable to net borrowings of $134.0 million under the Credit Facility to fund acquisition activities.
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
Contractual Obligations
The following table provides information with respect to our commitments as of March 31, 2015, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	2015	2016-2017	2018-2019	After 2019
Debt obligations(1)	$807,241	$—	$350,000	$457,241	$—
Interest payment obligations(2)	48,826	9,279	23,068	16,479	—
Operating lease obligations(3)	3,105	628	1,638	839	—
Total	$859,172	$9,907	$374,706	$474,559	$—
 ______________

(1)
Represents aggregate principal amounts outstanding under the Credit Facility, the Exchangeable Senior Notes and the Securitization Loan. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $12.1 million and $1.5 million, respectively, as of March 31, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity.

(2)	Interest payment obligations were calculated using interest rates applicable as of March 31, 2015.

(3)	Includes operating leases for office space in Scottsdale and Peoria, Arizona; Atlanta, Georgia; Northbrook, Illinois and Dallas, Texas.
Funds From Operations
The following is a reconciliation of net loss (which we believe is the most comparable GAAP measure) to funds from operations ("FFO"). Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(11,110)	$(7,794)
Add: Depreciation and amortization of real estate assets	14,861	9,292
Less: Gain on sale of real estate	(40)	—
FFO	$3,711	$1,498
FFO attributable to common stockholders (1)	$3,642	$1,474
FFO per share of common stock
Basic	$0.11	$0.05
Diluted(2)	$0.11	$0.05
Weighted-average number of shares of common stock outstanding:
Basic	32,160,983	32,130,733
Diluted (2)	32,850,721	32,755,110
______________

(1)	Based on a weighted-average interest in our operating partnership of approximately 98.13% and 98.39% for the three months ended March 31, 2015 and 2014, respectively.

(2)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
FFO is a widely recognized measure of REIT performance. We calculate FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (as computed in accordance with GAAP), excluding gains from disposition of property (but including impairments and provisions for losses on property held for sale), plus real estate-related depreciation and amortization (including capitalized leasing costs).
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
As of March 31, 2015, $350.0 million was outstanding and $125.3 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $350.0 million under the Credit Facility were to increase or decrease by 50 basis points, our annual interest expense would increase or decrease by approximately $1.8 million, respectively.
As of March 31, 2015, the aggregate principal outstanding balance of our Securitization Loan was $342.2 million. Borrowings under our Securitization Loan bear interest at a weighted-average interest rate of 2.28%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Securitization Loan with a LIBOR-based strike rate equal to 3.12% for the initial two-year term. Therefore, a change in the 1-month LIBOR of 50 basis points would increase or decrease our interest expense by $1.7 million, respectively.
The following table presents the principal amounts, weighted-average interest rates, maturities and fair values of our fixed and variable rate debt by year as of March 31, 2015 (dollar amounts in thousands).

	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$115,000	$—	$—	$—	$115,000
Average interest rate	—%	—%	3.25%	—%	—%	—%	3.25%
Variable rate debt	$350,000	$—	$—	$342,241	$—	$—	$692,241
Average interest rate	2.97%	—%	—%	2.28%	—%	—%	2.63%
Total	$350,000	$—	$115,000	$342,241	$—	$—	$807,241

The table reflects aggregate principal indebtedness outstanding as of March 31, 2015 and does not reflect indebtedness, if any, incurred after that date. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $12.1 million and $1.5 million, respectively, as of March 31, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. For information regarding the fair value of our debt, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2015, we did not have any market risk sensitive instruments.
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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.	Risk Factors.
Except as described below, there have been no material changes to the risk factors as disclosed in the section entitled “Item 1A. Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
Conversions of financial and property management systems involve risks that may result in business disruption.
We are transitioning to a new financial and property management software system, which may result in disruption to our business operations due to data migration issues, including validation and testing downtime, system incompatibilities and delays in obtaining and processing information. While most system conversions result in temporary inefficiencies during the period of transition, in the event we experience an extended or pervasive interruption of operations, our business could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits required by Item 601 of Regulation S-K, which are filed with this report or incorporated by reference herein, are set forth in the Exhibit Index, which is incorporated by reference herein. Management contracts or compensatory plans or arrangements are identified by an asterisk.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: May 11, 2015	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: May 11, 2015	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Amended and Restated Executive Severance and Change in Control Vesting Agreement, dated as of December 23, 2014, by and between American Residential Properties, Inc. and Christopher J. (“Jay”) Byce.
 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on January 5, 2015)

10.2*	Form of Long-Term Incentive Plan Unit Time-Based Vesting Agreement (2015) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)

10.3*
First Amendment to Amended and Restated Employment Agreement, dated April 19, 2013, by and between Stephen G. Schmitz and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

10.4*
First Amendment to Amended and Restated Employment Agreement, dated April 19, 2013, by and between Laurie A. Hawkes and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

10.5*
First Amendment to Employment Agreement, dated April 19, 2013, by and between Shant Koumriqian and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

10.6*
First Amendment to Employment Agreement, dated April 19, 2013, by and between Lani B Porter and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

10.7*
First Amendment to Amended and Restated Executive Severance and Change in Control Vesting Agreement, dated December 23, 2014, by and between Christopher J. ("Jay") Byce and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

10.8*
First Amendment to Executive Severance and Change in Control Agreement, dated as of June 12, 2014, by and between Patricia B. Dietz and American Residential Properties, Inc., dated April 15, 2015 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, filed with the SEC on April 17, 2015)
.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Management contract or compensatory plan or arrangement

†	Filed herewith.

††	Furnished herewith.

(1)	Submitted electronically herewith