Form 10-Q
period 2015-06-30
American Residential Properties, Inc.
filed 2015-08-10
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015, there were 32,218,371 shares of common stock, $0.01 par value per share, outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investment in real estate:
Land	$252,181	$249,151
Building and improvements	1,073,983	1,042,954
Furniture, fixtures and equipment	10,626	9,508
	1,336,790	1,301,613
Less: accumulated depreciation	(83,777)	(58,010)
Investment in real estate, net	1,253,013	1,243,603
Mortgage financings	21,328	21,097
Cash and cash equivalents	20,986	21,270
Restricted cash	10,482	11,473
Acquisition deposits	—	2,561
Rents and other receivables, net	5,473	4,583
Deferred leasing costs and lease intangibles, net	3,976	3,391
Deferred financing costs, net	12,147	13,037
Investment in unconsolidated ventures	24,735	25,691
Goodwill	3,500	3,500
Other, net	10,019	10,567
Total assets	$1,365,659	$1,360,773

Liabilities and Equity
Liabilities:
Revolving credit facility	$335,000	$311,000
Exchangeable senior notes, net	103,637	102,188
Securitization loan, net	340,839	340,675
Accounts payable and accrued expenses	23,476	23,507
Security deposits	10,036	7,919
Prepaid rent	2,627	2,919
Total liabilities	815,615	788,208

Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,218,371 and 32,195,280 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	322	322
Additional paid-in capital	628,838	628,662
Accumulated other comprehensive loss	(146)	(96)
Accumulated deficit	(91,545)	(68,101)
Total American Residential Properties, Inc. stockholders’ equity	537,469	560,787
Non-controlling interests	12,575	11,778
Total equity	550,044	572,565
Total liabilities and equity	$1,365,659	$1,360,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Self-managed rental revenue	$28,803	$18,178	$54,092	$32,740
Local operator rental revenue	1,313	1,310	2,666	2,678
Management services (related party)	39	108	107	221
Interest and other	1,895	1,158	2,677	2,569
Total revenue	32,050	20,754	59,542	38,208
Expenses:
Property operating and maintenance	7,504	4,933	13,711	9,079
Real estate taxes	5,598	3,661	10,607	6,772
Homeowners’ association fees	763	505	1,421	965
Acquisition	28	14	85	81
Depreciation and amortization	15,748	10,920	30,893	20,384
General, administrative and other	4,282	3,498	8,502	7,218
Interest	7,636	4,869	14,952	9,099
Total expenses	41,559	28,400	80,171	53,598
Loss from continuing operations before equity in net income (loss) of unconsolidated ventures	(9,509)	(7,646)	(20,629)	(15,390)
Equity in net income (loss) of unconsolidated ventures	—	(96)	10	(146)
Net loss	(9,509)	(7,742)	(20,619)	(15,536)
Net loss attributable to non-controlling interests	189	133	397	258
Net loss attributable to common stockholders	$(9,320)	$(7,609)	$(20,222)	$(15,278)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.29)	$(0.24)	$(0.63)	$(0.48)
Weighted-average number of shares of common stock outstanding - basic and diluted	32,163,741	32,135,439	32,162,370	32,133,099
Dividend per common share	0.10	—	0.10	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,509)	$(7,742)	$(20,619)	$(15,536)
Other comprehensive loss:
Change in unrealized loss on interest rate cap	(7)	—	(50)	—
Comprehensive loss	(9,516)	(7,742)	(20,669)	(15,536)
Comprehensive loss attributable to non-controlling interests	189	133	397	258
Comprehensive loss attributable to common stockholders	$(9,327)	$(7,609)	$(20,272)	$(15,278)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	32,195,280	$322	$—	$628,662	$(96)	$(68,101)	$11,778	$572,565
Issuance of common stock	26,346	—	—	14	—	—	(14)	—
Repurchase of common stock	(3,255)	—	—	(60)	—	—	—	(60)
Dividends/distributions declared	—	—	—	—	—	(3,222)	(101)	(3,323)
Net loss	—	—	—	—	—	(20,222)	(397)	(20,619)
Other comprehensive loss	—	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	222	—	—	1,309	1,531
Balance at June 30, 2015	32,218,371	$322	$—	$628,838	$(146)	$(91,545)	$12,575	$550,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(20,619)	$(15,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,893	20,384
Amortization of stock-based compensation	1,531	1,358
Amortization of deferred financing costs	2,308	2,073
Accretion of discount on exchangeable senior notes	1,449	1,356
Accretion of discount on securitization loan	164	—
Bad debt expense	1,133	1,166
Straight line rental revenue	268	123
Equity in net (income) loss of unconsolidated ventures	(10)	146
Distributions on returns of unconsolidated ventures	10	—
Net (gain) on dispositions of real estate and other assets	(1,367)	—
Changes in operating assets and liabilities:
Restricted cash	991	—
Rent and other receivables, net	(2,291)	(1,236)
Deferred leasing costs and lease intangibles, net	(4,346)	(3,762)
Other assets, net	(70)	(576)
Accounts payable, accrued expenses and other liabilities	(557)	6,719
Net cash provided by operating activities	9,487	12,215
Investing activities:
Improvements of real estate	(19,708)	(22,506)
Property acquisitions, including acquired in-place leases	(25,961)	(180,593)
Proceeds from sale of real estate	5,440	—
Investment in mortgage financings	(2,108)	(9,755)
Repayments from mortgage financings	6,467	25,330
Distributions from unconsolidated ventures	956	203
Decrease (increase) in acquisition deposits	2,561	(4,133)
Net cash used in investing activities	(32,353)	(191,454)
Financing activities:
Borrowings under revolving credit facility	39,000	233,000
Repayments of revolving credit facility	(15,000)	(38,000)
Deferred financing costs	(1,358)	(1,898)
Repurchase of common stock	(60)	(61)
Net cash provided by financing activities	22,582	193,041
Net (decrease) increase in cash and cash equivalents	(284)	13,802
Cash and cash equivalents—beginning of period	21,270	24,294
Cash and cash equivalents—end of period	$20,986	$38,096
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$828	$1,731
Cash paid for interest, net of amount capitalized	$10,904	$5,473
Sale of properties in exchange for a secured promissory note	$4,590	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

1	Organization and Operations
As used in these unaudited condensed consolidated financial statements and related notes, the terms "American Residential Properties, Inc.," the "Company," "us," "we," and "our" refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a REIT that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership ("our Operating Partnership"), in which we have a 97.9% interest as of June 30, 2015 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC ("TRS"), which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
We were incorporated in Maryland in March 2012 and did not have any meaningful operating activity until the consummation of our initial private offering of our common stock in May 2012. We completed a follow-on private offering and a separate private placement of our common stock in December 2012 and January 2013, respectively, and completed our initial public offering ("IPO") in May 2013.
As of June 30, 2015, we owned 8,947 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

2	Summary of Significant Accounting Policies
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
Investment in Real Estate
Property acquired not subject to an existing lease is accounted for as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, and allocated between land and building and improvements based upon their relative fair values at the date of acquisition. Property acquired with an existing lease is recorded as a business combination. For properties acquired through portfolio transactions, we determine whether the acquisition qualifies as a business combination based on the nature and status of the properties as of the acquisition date. A portfolio comprised of properties that are substantially leased at acquisition is treated as a business combination. A portfolio comprised of properties that are substantially vacant at acquisition is treated as an asset acquisition. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease are recorded at their relative fair values at the date of acquisition, with acquisition costs expensed as incurred.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016; however, the FASB has issued an exposure draft regarding the deferral of the effective date of the standard. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. As leases are excluded from this guidance, the Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.

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
Mortgage loans as of June 30, 2015 and December 31, 2014 are approximately $21.3 million and $21.0 million with weighted-average annual interest rates of approximately 10.3% and 11.9%, and weighted-average remaining terms of approximately 308 and 100 days, respectively.

4.	Rents and Other Receivables
Our rents and other receivables are reported net of allowances for doubtful accounts, which are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Self-managed allowance for doubtful accounts	$621	$535
Local operator allowance for doubtful accounts	635	579
Total allowance for doubtful accounts	$1,256	$1,114
Our provisions for doubtful accounts for self-managed homes and local operator homes are included as components of rental revenue on our condensed consolidated statements of operations, and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Self-managed bad debt expense	$478	$448	905	820
Local operator bad debt expense	134	173	228	346
Total bad debt expense	$612	$621	$1,133	$1,166

5.	Deferred financing costs, net
Our deferred financing costs, net as of June 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Deferred financing costs	$22,357	$20,939
Less: accumulated amortization	(10,210)	(7,902)
Deferred financing costs, net	$12,147	$13,037
The impact of the amortization of deferred financing costs on our interest expense is approximately $1.0 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively and approximately $2.3 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

6.	Debt
The following table details the Company's debt as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Credit Facility	$335,000	$311,000
Exchangeable senior notes	115,000	115,000
Securitization Loan	342,241	342,241
Total debt before unamortized discount	792,241	768,241
Less: Total unamortized discount on debt	(12,765)	(14,378)
Total debt	$779,476	$753,863
Senior Secured Revolving Credit Facility
We have a $500 million senior secured revolving credit facility (the "Credit Facility") with an uncommitted accordion feature that permits us to increase the size of the facility to $750 million, subject to meeting certain criteria and obtaining additional commitments from the lending banks. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. In January 2015, we exercised our option to extend the maturity date of our Credit Facility by one year to January 2016, pursuant to the terms of the Credit Facility. At June 30, 2015, we were in compliance with all of the financial covenants under the Credit Facility.
As of June 30, 2015, $335.0 million was outstanding under the Credit Facility, bearing interest at a weighted-average annual rate of 3.2%, with remaining availability of $133.7 million.
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
The following table details the debt and equity components recognized related to the 3.25% Notes (in thousands)

	June 30, 2015	December 31, 2014
Principal amount	$115,000	$115,000
Unamortized discount	(11,363)	(12,812)
Net carrying amount	103,637	102,188
Additional paid in capital	15,360	15,360
Securitization Loan
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds. The transaction involves the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interests in a loan (the "Securitization Loan"), secured by 2,876 homes transferred to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month London Interbank Offered Rate ("LIBOR"), or 2.29%. As of June 30, 2015, we were in compliance with all covenants under the loan agreement. The net balance at June 30, 2015 was $340.8 million, which is net of unamortized discount of $1.4 million.
Derivative and Hedging Activities
As part of certain lender requirements in connection with the Securitization Loan, we entered into an interest rate cap agreement with an aggregate notional amount of $342.2 million and LIBOR based strike rate equal to 3.12% for the initial two-year term of the Securitization Loan to hedge against interest rate fluctuations. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three and six months ended June 30, 2015, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. The fair value of our interest rate cap agreement is estimated to be approximately $6,315 as of June 30, 2015 and has been included in other assets, net in the accompanying consolidated condensed balance sheets. The interest rate cap is valued using Level 2 observable market-based inputs, including interest rate curves.

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
Federal and state tax returns filed for 2012 and 2013 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of June 30, 2015, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at June 30, 2015 or December 31, 2014.

8.	Earnings (Loss) Per Share
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(9,320)	$(7,609)	$(20,222)	$(15,278)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,163,741	32,135,439	32,162,370	32,133,099
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.24)	$(0.63)	$(0.48)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OP and vested LTIP units	655,457	562,464	634,504	543,806
Unvested LTIP units	129,675	154,499	131,828	168,540
Unvested restricted stock	56,319	47,413	45,369	43,911
Unvested market-based LTIP units	445,528	347,125	411,568	342,635
Potentially dilutive shares	1,286,979	1,111,501	1,223,269	1,098,892

9.	Stock Compensation
We recorded stock-based compensation cost as part of general, administrative and other expense in the condensed consolidated statements of operations and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation costs	$835	$689	$1,531	$1,356

LTIP Units
Service-Based LTIP Units
The following table summarizes information about the service-based LTIP units outstanding as of June 30, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	422,441	149,883	572,324	$16.67
Granted	—	56,227	56,227	$16.22
Vested	94,174	(94,174)	—	$16.67
Converted	(833)	—	(833)	$17.00
Canceled	—	—	—	$—
Balance, June 30, 2015	515,782	111,936	627,718	$16.67
Unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $1.5 million as of June 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.0 years, subject to the stated vesting conditions.
Market-Based LTIP Units
The following table summarizes information about the market-based LTIP units outstanding as of June 30, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	—	377,230	377,230	$6.05
Granted	—	91,399	91,399	$12.89
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	—	—	$—
Balance, June 30, 2015	—	468,629	468,629	$7.38
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $2.0 million as of June 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.6 years, subject to stated vesting conditions.
Restricted Stock
The following table summarizes information about the shares of restricted common stock outstanding as of June 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2014	34,297	$20.14
Granted	27,478	$18.63
Vested	(10,317)	$21.00
Canceled	(1,965)	$18.10
Unvested at June 30, 2015	49,493	$19.20
Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.8 million as of June 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.1 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The fair value of our Notes and the Securitization Loan using Level 2 assumptions is as follows (amounts in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exchangeable Senior Notes (1)	$119,600	$103,637	$116,581	$102,188
Securitization Loan(2)	$340,839	$340,839	$340,675	$340,675
 ______________
(1) The carrying amount of the exchangeable senior notes includes a discount of $11.4 million and $12.8 million at June 30, 2015 and December 31, 2014, respectively.
(2) The fair value of the Securitization Loan approximates carrying value and includes a discount of $1.4 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively.

11.	Transactions With Related Parties
Property management fees earned under the management agreement with ARP Phoenix Fund I, LP ("Phoenix Fund"), are reported in management services (related party) in our condensed consolidated statements of operations. As of July 2015, all of the homes owned by Phoenix Fund were sold and property management services are no longer being provided.
Accounts receivable of approximately $35,000 and $20,000 due from Phoenix Fund are included in rents and other receivables, net in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

12.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.
Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of June 30, 2015, there were 690,782 outstanding non-controlling common units of our Operating Partnership, representing an approximate 2.1% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from American Residential Management, Inc. ("ARM") and 515,782 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheets to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 2.0% and 1.7% for the three months ended June 30, 2015 and 2014, respectively, and 1.9% and 1.7% for the six months ended June 30, 2015 and 2014, respectively.

13.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of June 30, 2015.
Homeowners’ Association Fees
Certain of our properties are located in communities that are subject to homeowners’ association ("HOA") fees. The fees are generally billed monthly and subject to annual adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us. HOA fees are reported in homeowners' association fees in our condensed consolidated statements of operations.
Concentrations
As of June 30, 2015, approximately 56% of our properties were located in Texas, Arizona and Georgia. This concentration may expose us to greater economic risks than if we owned a more geographically dispersed portfolio.

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
As of June 30, 2015, we owned 8,947 properties in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.35 billion, and we managed an additional 4 properties for Phoenix Fund in Arizona. Phoenix Fund has been divesting its properties and as of July 2015, the remaining homes owned by Phoenix Fund were sold and property management services are no longer being provided.
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
In addition to our primary business strategy of acquiring, restoring, leasing and managing single-family homes, we have a private mortgage financing business that generates attractive returns on invested capital and provides us access to acquisition opportunities and valuable market data. As of June 30, 2015, our private mortgage portfolio had an aggregate outstanding principal balance of $21.3 million, a weighted-average interest rate of 10.3% per annum and a weighted-average remaining term of 308 days.
We plan to continue acquiring single-family homes and other residential real estate related assets in markets that satisfy our investment criteria. We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.2% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of June 30, 2015, after giving effect to vested and unvested LTIP awards.
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
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $21.1 trillion, according to the 2015 first quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.

We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.

Property Portfolio
The following table presents summary statistics of our single-family homes, including both our self-managed homes and local operator homes, by metropolitan statistical area ("MSA") and metropolitan division ("metro division") as of June 30, 2015.
Total Portfolio of Single-Family Homes—Summary Statistics
June 30, 2015
(unaudited)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Purchase Price Per Home(1)	Average Capital Expenditures Per Home(2)	Average Investment Per Home(3)	Aggregate Investment (thousands)(4)	Percentage Leased(5)	Average Age (years)	Average Size (square feet)	Average Monthly Rent(6)	Annual Average Rent as a Percentage of Average Investment(7)
Self-Managed Portfolio
Phoenix, AZ	1,343	$138,123	$10,066	$148,189	$199,017	96.8%	17	1,722	$1,044	8.4%
Dallas-Fort Worth, TX	1,118	$153,443	$13,351	$166,794	$186,476	95.5%	11	2,102	$1,533	11.0%
Houston, TX	1,106	$141,261	$8,514	$149,775	$165,651	89.2%	7	1,934	$1,441	11.6%
Atlanta, GA	1,042	$140,106	$15,878	$155,984	$162,536	93.6%	16	2,104	$1,301	10.0%
Nashville, TN	833	$166,172	$13,158	$179,330	$149,382	92.9%	11	1,864	$1,452	9.8%
Florida	618	$128,172	$14,870	$143,042	$88,400	96.6%	14	1,727	$1,210	10.2%
Other Texas	375	$166,907	$12,770	$179,677	$67,379	90.7%	10	1,978	$1,653	11.1%
Charlotte, NC-SC	378	$153,597	$8,969	$162,566	$61,450	87.8%	10	2,047	$1,289	9.6%
Inland Empire, CA	213	$156,561	$24,842	$181,403	$38,639	93.9%	16	1,915	$1,448	9.6%
Raleigh, NC	241	$145,302	$8,981	$154,283	$37,182	93.4%	9	1,746	$1,253	9.7%
Indianapolis, IN	455	$65,441	$11,546	$76,987	$35,029	89.5%	50	1,351	$802	12.4%
Winston-Salem, NC	234	$122,620	$4,353	$126,973	$29,712	88.0%	12	1,426	$1,128	10.6%
Other California	80	$110,752	$22,532	$133,284	$10,663	98.8%	36	1,335	$1,089	9.8%
Las Vegas, NV	68	$97,738	$13,147	$110,885	$7,540	94.1%	15	1,553	$1,062	11.5%
Other MSA/Metro Divisions	249	$140,952	$8,730	$149,682	$37,271	92.0%	10	1,639	$1,275	10.2%
Self-Managed Portfolio Total/Weighted Average	8,353	$140,668	$12,131	$152,799	$1,276,327	93.2%	15	1,859	$1,297	10.2%

Local Operator Portfolio
Chicago, IL	511			$130,705	$66,790	100.0%	55	1,406	$794	7.3%
Indianapolis, IN	83			$47,302	$3,926	100.0%	59	1,160	$354	9.0%
Local Operator Portfolio Total/Weighted Average	594			$119,051	$70,716	100.0%	56	1,372	$733	7.4%

Total Portfolio
Total Portfolio Total/Weighted Average	8,947			$150,558	$1,347,043	93.6%	17	1,826	$1,257
______________

(1)	Average purchase price includes acquisition costs.

(2)	Represents average capital expenditures per home as of June 30, 2015. Does not include additional expected or future capital expenditures.

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
The following table presents summary statistics of our portfolio of stabilized single-family homes, including our self-managed and our local operator homes, by MSA and metro division as of June 30, 2015.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
June 30, 2015
(unaudited)

MSA/Metro Division	Number of Homes	Average Investment Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Self-Managed Portfolio
Phoenix, AZ	1,342	$148,238	1,300	42	96.9%
Dallas-Fort Worth, TX	1,116	$166,738	1,068	48	95.7%
Houston, TX	1,103	$149,731	986	117	89.4%
Atlanta, GA	1,024	$155,841	975	49	95.2%
Nashville, TN	823	$178,972	774	49	94.0%
Florida	617	$142,959	597	20	96.8%
Indianapolis, IN	445	$77,731	407	38	91.5%
Charlotte, NC-SC	376	$162,605	332	44	88.3%
Other Texas	375	$179,677	340	35	90.7%
Raleigh, NC	241	$154,283	225	16	93.4%
Winston-Salem, NC	234	$126,973	206	28	88.0%
Inland Empire, CA	213	$181,403	200	13	93.9%
Other California	80	$133,284	79	1	98.8%
Las Vegas, NV	68	$110,885	64	4	94.1%
Other MSA/Metro Divisions	249	$149,682	229	20	92.0%
Self-Managed Portfolio Total/Weighted Average	8,306	$152,825	7,782	524	93.7%

Local Operator Portfolio
Chicago, IL	511	$130,705	511	—	100.0%
Indianapolis, IN	83	$47,302	83	—	100.0%
Local Operator Portfolio Total/Weighted Average	594	$119,051	594	—	100.0%

Total Portfolio
Total Portfolio Total/Weighted Average	8,900	$150,571	8,376	524	94.1%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated by us and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of June 30, 2015, 411 homes were available for rent and 113 homes were undergoing renovation.

Highlights of Second Quarter of 2015
Leased Rate, Rent and Retention
As of June 30, 2015, we reached a 94.1% leased rate on stabilized properties, up from 91.5% as of December 31, 2014, and increased the leased rate on the total portfolio to 93.6%, up from 80.7% as of December 31, 2014. We also achieved rent increases averaging 3.7% on renewals during the quarter with an overall resident retention rate of 75.2%.
Homes Sold
From April 1, 2015 to June 30, 2015, we sold 88 single-family homes, of which 45 are in Georgia, 37 are in Arizona, 5 are in Florida and 1 is in North Carolina for total gross proceeds of $10.2 million. Net gain for the sales totaled $1.3 million during the three months ended June 30, 2015.
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
We anticipate that, on average, the stabilization period for each non-leased property we acquire will range from 90 to 180 days. As of June 30, 2015, we had 8,900 properties owned in our portfolio of stabilized single-family homes, of which 94.1% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with local operators who sub-lease the properties to sub-tenants. For the three months ended June 30, 2015, approximately 94.0% of our total revenue was attributable to rental activity, 0.1% was attributable to management services and the remaining 5.9% was attributable to interest earned on our portfolio of private mortgage financings and net gain on real estate sales. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.

In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue. The growth of our portfolio has been significant during the past 12 months, increasing 24% to 8,947 homes in 13 states.
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
The following table summarizes portfolio and operating metrics as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	8,353	93.2%	8,299	79.3%
Local operator(2)	594	100.0%	594	100.0%
Total properties	8,947	93.6%	8,893	80.7%

Portfolio of stabilized single-family homes (3)
Self-managed (1)	8,306	93.7%	7,247	90.8%
Local operator(2)	594	100.0%	594	100.0%
Total properties	8,900	94.1%	7,841	91.5%
______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

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

The following table summarizes our acquisition and disposal activity by quarter from December 31, 2013 through June 30, 2015.

		Three Months Ended
	Total Owned Properties as of June 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	Total Owned Properties as of December 31, 2013
Portfolio of self-managed single-family homes
Homes acquired (1)		(3)	149	688	1,019	443	674
Homes sold		(88)	(4)	(2)	(1)	—	—
Total self-managed properties	8,353	(91)	145	686	1,018	443	674	5,478
Portfolio of local operator single-family homes
Homes acquired	—	—	—	—	—	—	15
Homes sold	—	—	—	(16)	—	—	—
Total local operator properties	594	—	—	(16)	—	—	15	595

Total properties	8,947	(91)	145	670	1,018	443	689	6,073
______________
(1)    During the three months ended June 30, 2015, amount represents properties put back to our acquisition agent.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner is a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.
Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), real estate taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to local operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of June 30, 2015, 594 of our properties were managed by two local operators.
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
Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
We believe our financial results during the three months ended June 30, 2015 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the three months ended June 30, 2015 and 2014:
Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue:
Rental revenue	$30,116	$19,488	$10,628	54.5%
Management services (related party)	39	108	(69)	(63.9)%
Interest and other	1,895	1,158	737	63.6%
Total revenue	32,050	20,754	11,296	54.4%
Expenses:
Property operating and maintenance	7,504	4,933	2,571	52.1%
Real estate taxes	5,598	3,661	1,937	52.9%
Homeowners’ association fees	763	505	258	51.1%
Acquisition	28	14	14	100.0%
Depreciation and amortization	15,748	10,920	4,828	44.2%
General, administrative and other	4,282	3,498	784	22.4%
Interest	7,636	4,869	2,767	56.8%
Total expenses	41,559	28,400	13,159	46.3%
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(9,509)	(7,646)	(1,863)	24.4%
Equity in net income (loss) of unconsolidated ventures	—	(96)	96	(100.0)%
Net loss	(9,509)	(7,742)	(1,767)	22.8%
Net loss attributable to non-controlling interests	189	133	56	42.1%
Net loss attributable to common stockholders	$(9,320)	$(7,609)	$(1,711)	22.5%
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $30.1 million for the three months ended June 30, 2015 was comprised of approximately $28.8 million of rental revenue from self-managed properties and approximately $1.3 million of revenue from local operator properties. As of June 30, 2015, approximately 93.6% of our properties were leased. Rental revenue for the three months ended June 30, 2014 was $19.5 million, consisting of approximately $18.2 million from self managed properties and $1.3 million from local operator properties. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 7,205 homes to 8,947 homes as of June 30, 2014 and 2015, respectively, and higher rental income generated from the leases of an additional 1,989 homes.

Management Services Revenue
Management services revenue was $39 thousand and $108 thousand for each of the three months ended June 30, 2015 and 2014, respectively, for income from property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS. Phoenix Fund has been divesting its properties and as of July 2015, the remaining homes owned by Phoenix Fund were sold and property management services are no longer being provided.
Interest and Other Revenue
Interest and other revenue was $1.9 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $0.7 million and includes interest income earned on private mortgage financings, interest income earned on cash balances held with financial institutions and net gains on sales of real estate. The variance is primarily due to the net gain on sales of real estate in the three months ended June 30, 2015 of $1.3 million partially offset by a decrease in private mortgage loan portfolio interest of $0.6 million.
Property Operating and Maintenance
Property operating and maintenance expenses were $7.5 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively, and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. The increase of $2.6 million in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Real estate taxes were $5.6 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio. The increase of $1.9 million in real estate taxes is primarily attributable to the growth in our real estate portfolio.
Homeowners’ Association Fees
HOA fees were $0.8 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. The increase of $0.3 million in HOA fees is primarily attributable to the growth in our real estate portfolio.
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

	Three Months Ended June 30,
	2015	2014
Depreciation of real estate portfolio	$13,522	$9,188
Depreciation of other assets	284	209
Amortization of in-place lease intangibles and other direct costs	1,942	1,523
Total depreciation and amortization	$15,748	$10,920

General, Administrative and Other
General, administrative and other expense was $4.3 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively. These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. The increase of $0.8 million in general, administrative and other expense was primarily attributable to additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our Credit Facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discounts on the exchangeable senior notes and the Securitization Loan, net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $7.6 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively, an increase of 2.7 million. The increase in interest expense is primarily due to higher average outstanding debt balances from an increase in borrowings under the Credit Facility and the issuance of the Securitization Loan in August 2014 to fund our acquisition activities.
Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
We believe our financial results during the six months ended June 30, 2015 are not representative of our future financial results. As we have been experiencing rapid growth since the commencement of our investment activities, we have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as our company continues to mature. Newly acquired properties that are not leased at the time of acquisition will not begin generating revenue during this process of stabilization to offset fixed expenses incurred and, therefore, will reduce our overall financial performance in the near term. Accordingly, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. The following are our results of operations for the six months ended June 30, 2015 and 2014:
Income Statement Data
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue:
Rental revenue	$56,758	$35,418	21,340	60.3%
Management services revenue	107	221	(114)	(51.6)%
Interest and other	2,677	2,569	108	4.2%
Total revenue	59,542	38,208	21,334	55.8%
Expenses:
Property operating and maintenance	13,711	9,079	4,632	51.0%
Real estate taxes	10,607	6,772	3,835	56.6%
Homeowners’ association fees	1,421	965	456	47.3%
Acquisition	85	81	4	4.9%
Depreciation and amortization	30,893	20,384	10,509	51.6%
General, administrative and other	8,502	7,218	1,284	17.8%
Interest	14,952	9,099	5,853	64.3%
Total expenses	80,171	53,598	26,573	49.6%
Loss from continuing operations before equity in net income of unconsolidated ventures	(20,629)	(15,390)	(5,239)	34.0%
Equity in net income of unconsolidated ventures	10	(146)	156	(106.8)%
Net loss and comprehensive loss	(20,619)	(15,536)	(5,083)	32.7%
Net loss and comprehensive loss attributable to non-controlling interests	397	258	139	53.9%
Net loss and comprehensive loss attributable to common stockholders	$(20,222)	$(15,278)	$(4,944)	32.4%

Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $56.8 million for the six months ended June 30, 2015 was comprised of approximately $54.1 million of rental revenue from self-managed properties and approximately $2.7 million of revenue from local operator program properties. As of June 30, 2015, approximately 93.6% of our properties were leased. Rental revenue for the six months ended June 30, 2014 was $35.4 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 7,205 to 8,947 homes as of June 30, 2014 and 2015, respectively, and higher rental income generated from the leases of an additional 1,989 homes.
Management Services Revenue
Management services revenue was $107 thousand and $221 thousand for the six months ended June 30, 2015 and 2014, respectively, a decrease of $114 thousand. Management services revenue relates to income from property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS. Phoenix Fund has been divesting its properties and as of July 2015, the remaining homes owned by Phoenix Fund were sold and property management services are no longer being provided.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings, interest income earned on cash balances held with financial institutions and net gains on sales of real estate. Interest and other revenue was $2.7 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $0.1 million. Interest and other revenue for the six months ended June 30, 2015 includes a net gain on sales of real estate of $1.4 million offset in part by a decrease in private mortgage loan portfolio interest of $1.3 million.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our June 30, 2015 unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $13.7 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $4.6 million. The increase in property operating and maintenance expenses is primarily attributable to the growth in our real estate portfolio.
Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $10.6 million and $6.8 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $3.8 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements. HOA fees were $1.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively, an increase of 0.4 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
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

	Six Months Ended June 30,
	2015	2014
Depreciation of real estate portfolio	$26,564	$17,126
Depreciation of other assets	568	380
Amortization of in-place lease intangibles and other direct costs	3,761	2,878
Total depreciation and amortization	$30,893	$20,384
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $8.5 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.3 million. The increase in general, administrative and other expense was primarily attributable to additional headcount and overhead costs to support the growth and size of our real estate portfolio operations.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of the senior secured revolving credit facility, or the Credit Facility, the amortization of deferred financing costs incurred in connection with the Credit Facility and the exchangeable senior notes, or the Notes, and non-cash charges related to the accretion of the discount on the Notes. Interest expense was $15.0 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $5.9 million. The increase in interest expense is primarily due to higher average outstanding debt balances from an increase in borrowings under the Credit Facility and the issuance of the Securitization Loan in August 2014 to fund our acquisition activities.
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
Our liquidity and capital resources as of June 30, 2015 consisted of cash and cash equivalents of $21.0 million.
As of June 30, 2015, $335.0 million was outstanding under the Credit Facility, with remaining availability of $133.7 million. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law ("MGCL"), we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which in the aggregate will approximately equal our REIT taxable income in the relevant year. During the quarter ended June 30, 2015, we declared our first common stock dividend of $0.10 per common share.
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2015 decreased $2.7 million to $9.5 million, compared to cash provided by operating activities for the six months ended June 30, 2014 of $12.2 million. The decrease was primarily due to the timing of payments for operating expenses.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2015 was $32.4 million and was primarily the result of property acquisitions and renovations on newly acquired properties. We utilized $26.0 million for property acquisitions, including the purchase price and the value of any in-place leases, and $19.7 million in capital improvements. The average purchase price for newly acquired properties was approximately $180,000 for acquisitions that occurred in the six months ended June 30, 2015.
We invested $2.1 million in mortgage financings, offset by $6.5 million in repayments of mortgage financings.
Cash used in investing activities for the six months ended June 30, 2014 was $191.5 million, primarily due to property acquisitions and renovations on newly acquired properties offset by repayments of mortgage financings.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2015 was $22.6 million and was primarily attributable to net borrowings of $24.0 million under the Credit Facility to fund acquisition activities, offset by $1.4 million paid in deferred financing costs.
Cash provided by financing activities for the six months ended June 30, 2014 of $193.0 million was primarily attributable to net borrowings of $195.0 million under the Credit Facility to fund acquisition activities.
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
Contractual Obligations
The following table provides information with respect to our commitments as of June 30, 2015, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	2015	2016-2017	2018-2019	After 2019
Debt obligations(1)	$792,241	$—	$335,000	$457,241	$—
Interest payment obligations(2)	46,188	6,438	23,142	16,608	—
Operating lease obligations(3)	2,985	468	1,678	839	—
Total	$841,414	$6,906	$359,820	$474,688	$—
 ______________

(1)
Represents aggregate principal amounts outstanding under the Credit Facility, the Exchangeable Senior Notes and the Securitization Loan. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $11.4 million and $1.4 million, respectively, as of June 30, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity.

(2)	Interest payment obligations were calculated using interest rates applicable as of June 30, 2015.

(3)	Includes operating leases for office space in Scottsdale and Peoria, Arizona; Atlanta, Georgia; Northbrook, Illinois, Dallas, Houston and Grapevine Texas and Nashville, Tennessee.
Funds From Operations
The following is a reconciliation of net loss (which we believe is the most comparable GAAP measure) to funds from operations ("FFO"). Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,509)	$(7,742)	$(20,619)	$(15,536)
Add: Depreciation and amortization of real estate assets	15,464	10,711	30,325	20,004
Less: Gain on sale of real estate	(1,327)	—	(1,367)	—
FFO	$4,628	$2,969	$8,339	$4,468
FFO attributable to common stockholders (1)	$4,536	$2,918	$8,178	$4,394
FFO per share of common stock
Basic	$0.14	$0.09	$0.25	$0.14
Diluted(2)	$0.14	$0.09	$0.25	$0.13
Weighted-average number of shares of common stock outstanding:
Basic	32,163,741	32,135,439	32,162,370	32,133,099
Diluted (2)	32,833,211	32,762,816	32,831,679	32,764,537
______________

(1)
Based on a weighted-average interest in our operating partnership of approximately 98.01% and 98.28% for the three months ended June 30, 2015 and 2014, respectively, and 98.07% and 98.34% for six months ended June 30, 2015 and 2014, respectively.

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
However, the utility of FFO is limited as the calculation excludes depreciation and amortization and does not capture capital expenditures and leasing commissions associated with maintaining the Company's properties and the changes in value of the Company's properties due to use or market conditions, all of which have economic effects that could materially impact the Company's results of operations. Further, while the Company adheres to the NAREIT definition of FFO, its presentation of

FFO is not necessarily comparable to other REITs who may not use the same definition. FFO should not be considered as substitutes for net income as an important indicator of the Company's operating performance, or as substitutes for cash flow as measures of liquidity or ability to pay dividends or make distributions.

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
As of June 30, 2015, $335.0 million was outstanding and $133.7 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $335.0 million under the Credit Facility were to increase or decrease by 50 basis points, our annual interest expense would increase or decrease by approximately $1.7 million, respectively.
As of June 30, 2015, the aggregate principal outstanding balance of our Securitization Loan was $342.2 million. Borrowings under our Securitization Loan bear interest at a weighted-average interest rate of 2.29%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Securitization Loan with a LIBOR-based strike rate equal to 3.12% for the initial two-year term. Therefore, a change in the 1-month LIBOR of 50 basis points would increase or decrease our interest expense by $1.7 million, respectively.
The following table presents the principal amounts, weighted-average interest rates, maturities and fair values of our fixed and variable rate debt by year as of June 30, 2015 (dollar amounts in thousands).

	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$115,000	$—	$—	$—	$115,000
Average interest rate	—%	—%	3.25%	—%	—%	—%	3.25%
Variable rate debt	$335,000	$—	$—	$342,241	$—	$—	$677,241
Average interest rate	3.18%	—%	—%	2.29%	—%	—%	2.74%
Total	$335,000	$—	$115,000	$342,241	$—	$—	$792,241

The table reflects aggregate principal indebtedness outstanding as of June 30, 2015 and does not reflect indebtedness, if any, incurred after that date. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $11.4 million and $1.4 million, respectively, as of June 30, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. For information regarding the fair value of our debt, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2015, we did not have any market risk sensitive instruments.
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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015.
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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: August 10, 2015	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: August 10, 2015	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*†	Form of Long-Term Incentive Plan Unit Performance-Based Vesting Agreement (2015)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
______________

*	Management contract or compensatory plan or arrangement

†	Filed herewith.

††	Furnished herewith.

(1)	Submitted electronically herewith