Form 10-Q
period 2015-09-30
American Residential Properties, Inc.
filed 2015-11-06
CIK 1548981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2015, there were 32,211,326 shares of common stock, $0.01 par value per share, outstanding.

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
The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•	economic, demographic or real estate developments in our markets;

•	home value appreciation, employment growth, residential building permits, median household income and household formation in our markets;

•	defaults on, early terminations of or non-renewal of leases by our tenants;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to identify and dispose of properties that do not meet our market or return objectives;

•	increased time and/or expense to gain possession and restore properties;

•	our ability to successfully restore, lease and manage our properties;

•	projected operating costs;

•	rental rates or vacancy rates;

•	our ability to obtain financing;

•	general volatility of the markets in which we participate;

•	our expected investments;

•	interest rates and the market value of our assets;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for federal income tax purposes;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, real estate values, the debt securities markets or the general United States economy.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Investment in real estate:
Land	$252,175	$249,151
Building and improvements	1,078,713	1,042,954
Furniture, fixtures and equipment	10,997	9,508
	1,341,885	1,301,613
Less: accumulated depreciation	(97,511)	(58,010)
Investment in real estate, net	1,244,374	1,243,603
Mortgage financings	20,986	21,097
Cash and cash equivalents	21,692	21,270
Restricted cash	12,752	11,473
Acquisition deposits	—	2,561
Rents and other receivables, net	3,422	4,583
Deferred leasing costs and lease intangibles, net	4,052	3,391
Deferred financing costs, net	11,169	13,037
Investment in unconsolidated ventures	24,647	25,691
Goodwill	3,500	3,500
Other, net	12,518	10,567
Total assets	$1,359,112	$1,360,773

Liabilities and Equity
Liabilities:
Revolving credit facility	$335,000	$311,000
Exchangeable senior notes, net	104,406	102,188
Securitization loan, net	340,923	340,675
Accounts payable and accrued expenses	30,606	23,507
Security deposits	10,294	7,919
Prepaid rent	2,715	2,919
Total liabilities	823,944	788,208

Equity:
American Residential Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,211,326 and 32,195,280 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	322	322
Additional paid-in capital	628,923	628,662
Accumulated other comprehensive loss	(129)	(96)
Accumulated deficit	(106,878)	(68,101)
Total American Residential Properties, Inc. stockholders’ equity	522,238	560,787
Non-controlling interests	12,930	11,778
Total equity	535,168	572,565
Total liabilities and equity	$1,359,112	$1,360,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Self-managed rental revenue	$29,959	$21,078	$84,051	$53,818
Local operator rental revenue	1,348	1,273	4,014	3,951
Management services (related party)	—	100	107	321
Interest and other	660	1,034	3,337	3,603
Total revenue	31,967	23,485	91,509	61,693
Expenses:
Property operating and maintenance	9,548	5,258	23,259	14,337
Real estate taxes	5,334	4,239	15,941	11,011
Homeowners’ association fees	722	540	2,143	1,505
Acquisition	—	98	85	179
Depreciation and amortization	16,171	12,576	47,064	32,960
General, administrative and other	4,839	4,056	13,341	11,274
Interest	7,725	5,961	22,677	15,060
Total expenses	44,339	32,728	124,510	86,326
Loss from continuing operations before equity in net income (loss) of unconsolidated ventures	(12,372)	(9,243)	(33,001)	(24,633)
Equity in net income (loss) of unconsolidated ventures	—	(84)	10	(230)
Net loss	(12,372)	(9,327)	(32,991)	(24,863)
Net loss attributable to non-controlling interests	262	165	659	423
Net loss attributable to common stockholders	$(12,110)	$(9,162)	$(32,332)	$(24,440)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(0.38)	$(0.28)	$(1.01)	$(0.76)
Weighted-average number of shares of common stock outstanding - basic and diluted	32,168,878	32,153,307	32,164,563	32,139,807
Dividend per common share	$0.10	$—	$0.20	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(12,372)	$(9,327)	$(32,991)	$(24,863)
Other comprehensive loss:
Change in unrealized loss on interest rate cap	17	(67)	(33)	(67)
Comprehensive loss	(12,355)	(9,394)	(33,024)	(24,930)
Comprehensive loss attributable to non-controlling interests	262	165	659	423
Comprehensive loss attributable to common stockholders	$(12,093)	$(9,229)	$(32,365)	$(24,507)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Number of Shares Common Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	32,195,280	$322	$—	$628,662	$(96)	$(68,101)	$11,778	$572,565
Issuance of common stock	19,301	—	—	14	—	—	(14)	—
Repurchase of common stock	(3,255)	—	—	(60)	—	—	—	(60)
Dividends/distributions declared	—	—	—	—	—	(6,445)	(201)	(6,646)
Net loss	—	—	—	—	—	(32,332)	(659)	(32,991)
Other comprehensive loss	—	—	—	—	(33)	—	—	(33)
Stock-based compensation	—	—	—	307	—	—	2,026	2,333
Balance at September 30, 2015	32,211,326	$322	$—	$628,923	$(129)	$(106,878)	$12,930	$535,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(32,991)	$(24,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,064	32,960
Amortization of stock-based compensation	2,333	2,175
Amortization of deferred financing costs	3,362	3,928
Accretion of debt discount	2,466	2,110
Bad debt expense	1,849	1,742
Straight line rental revenue	401	179
Equity in net (income) loss of unconsolidated ventures	(10)	230
Distributions on returns of unconsolidated ventures	10	—
Net (gain) on dispositions of real estate and other assets	(1,565)	—
Changes in operating assets and liabilities:
Restricted cash	(1,279)	(10,816)
Rent and other receivables, net	(1,089)	(2,677)
Deferred leasing costs and lease intangibles, net	(6,371)	(5,118)
Other assets, net	(2,934)	(1,996)
Accounts payable, accrued expenses and other liabilities	6,548	14,122
Net cash provided by operating activities	17,794	11,976
Investing activities:
Improvements of real estate	(25,476)	(34,635)
Property acquisitions, including acquired in-place leases	(25,961)	(346,703)
Proceeds from sale of real estate	6,636	—
Investment in mortgage financings	(3,320)	(13,243)
Repayments from mortgage financings	8,021	30,694
Distributions from unconsolidated ventures	1,044	426
Decrease (increase) in acquisition deposits	2,561	(4,119)
Net cash used in investing activities	(36,495)	(367,580)
Financing activities:
Borrowings under revolving credit facility	45,000	358,000
Repayments of revolving credit facility	(21,000)	(328,000)
Proceeds from issuance of securitization loan	—	340,559
Deferred financing costs	(1,494)	(12,338)
Repurchase of common stock	(60)	(61)
Distributions to non-controlling interests	(101)	—
Payments of dividends	(3,222)	—
Net cash provided by financing activities	19,123	358,160
Net increase in cash and cash equivalents	422	2,556
Cash and cash equivalents—beginning of period	21,270	24,294
Cash and cash equivalents—end of period	$21,692	$26,850
Supplemental schedule of noncash investing and financing activities:
Accounts payable and accrued expenses for additions to investments in real estate	$1,346	$2,313
Cash paid for interest, net of amount capitalized	$16,022	$7,497
Sale of properties in exchange for a secured promissory note	$4,590	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN RESIDENTIAL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

1	Organization and Operations
As used in these unaudited condensed consolidated financial statements and related notes, the terms "American Residential Properties, Inc.," the "Company," "us," "we," and "our" refer to American Residential Properties, Inc. We are an internally managed real estate company organized as a REIT that acquires, owns and manages single-family homes as rental properties. We own all of our assets and conduct substantially all of our operations through (i) American Residential Properties OP, L.P., a Delaware limited partnership ("our Operating Partnership"), in which we have a 97.9% interest as of September 30, 2015 and for which, through our wholly owned subsidiary, American Residential GP, LLC, we serve as sole general partner, and (ii) American Residential Properties TRS, LLC ("TRS"), which is our taxable REIT subsidiary. We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income taxes to the extent that we currently distribute all of our taxable income to our stockholders and meet other specific requirements.
We were incorporated in Maryland in March 2012 and did not have any meaningful operating activity until the consummation of our initial private offering of our common stock in May 2012. We completed a follow-on private offering and a separate private placement of our common stock in December 2012 and January 2013, respectively, and completed our initial public offering ("IPO") in May 2013.
As of September 30, 2015, we owned 8,938 properties in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. With the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early application permitted for annual reporting periods beginning after December 15, 2016. As leases are excluded from this guidance, the Company does not anticipate this standard to have a material impact on its financial position, results of operations and cash flows.
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
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will plan to adopt the provisions of ASU 2015-15 upon adoption of ASU 2015-03 (discussed above).

3.	Mortgage Financings
Mortgage loans as of September 30, 2015 and December 31, 2014 are approximately $21.0 million and $21.0 million with weighted-average annual interest rates of approximately 8.6% and 11.9%, and weighted-average remaining terms of approximately 288 and 100 days, respectively.

4.	Rents and Other Receivables
Our rents and other receivables are reported net of allowances for doubtful accounts, which are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Self-managed allowance for doubtful accounts	$1,334	$535
Local operator allowance for doubtful accounts	660	579
Total allowance for doubtful accounts	$1,994	$1,114
Our provisions for doubtful accounts for self-managed homes and local operator homes are included as components of rental revenue on our condensed consolidated statements of operations, and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Self-managed bad debt expense	$632	$365	$1,538	$1,185
Local operator bad debt expense	83	211	311	557
Total bad debt expense	$715	$576	$1,849	$1,742

5.	Deferred financing costs, net
Our deferred financing costs, net as of September 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Deferred financing costs	$22,433	$20,939
Less: accumulated amortization	(11,264)	(7,902)
Deferred financing costs, net	$11,169	$13,037
The impact of the amortization of deferred financing costs on our interest expense is approximately $1.1 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively and approximately $3.4 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.

6.	Debt
The following table details the Company's debt as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Credit facility	$335,000	$311,000
Exchangeable senior notes	115,000	115,000
Securitization loan	342,241	342,241
Total debt before unamortized discount	792,241	768,241
Less: Total unamortized discount on debt	(11,912)	(14,378)
Total debt	$780,329	$753,863

Senior Secured Revolving Credit Facility
We have a $500 million senior secured revolving credit facility (the "Credit Facility") with an uncommitted accordion feature that permits us to increase the size of the facility to $750 million, subject to meeting certain criteria and obtaining additional commitments from the lending banks. The amount available for us to borrow under the Credit Facility is subject to limitations governed by calculations based on the cost, value and debt yield supported by our properties that form the borrowing base of the Credit Facility. The credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. The Credit Facility is secured by our ownership interest in American Residential Leasing Company, LLC, which is a wholly owned subsidiary of our Operating Partnership. The Credit Facility contains certain financial covenants, including a maximum leverage ratio, a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum liquidity. In January 2015, we exercised our option to extend the maturity date of our Credit Facility by one year to January 2016, pursuant to the terms of the Credit Facility. At September 30, 2015, we were in compliance with all of the financial covenants under the Credit Facility.
As of September 30, 2015, $335.0 million was outstanding under the Credit Facility, bearing interest at a weighted-average annual rate of 3.2%, with remaining availability of $136.1 million.
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
The following table details the debt and equity components recognized related to the 3.25% Notes (in thousands)

	September 30, 2015	December 31, 2014
Principal amount	$115,000	$115,000
Unamortized discount	(10,594)	(12,812)
Net carrying amount	$104,406	$102,188
Additional paid in capital	$15,360	$15,360
Securitization Loan
In August 2014, the Company completed a securitization transaction resulting in $340.6 million in total gross proceeds. The transaction involves the issuance and sale of single-family rental pass-through certificates that represents beneficial ownership interests in a loan (the "Securitization Loan"), secured by 2,876 homes transferred to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. The effective weighted average of the fixed-rate spreads is 2.11% plus 1-month London Interbank Offered Rate ("LIBOR"), or 2.31%. As of September 30, 2015, we were in compliance with all covenants under the loan agreement. The net balance at September 30, 2015 was $340.9 million, which is net of unamortized discount of $1.3 million.
Derivative and Hedging Activities
As part of certain lender requirements in connection with the Securitization Loan, we entered into an interest rate cap agreement with an aggregate notional amount of $342.2 million and LIBOR based strike rate equal to 3.12% for the initial two-

year term of the Securitization Loan to hedge against interest rate fluctuations. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three and nine months ended September 30, 2015, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. The fair value of our interest rate cap agreement is estimated to be approximately $1,075 as of September 30, 2015 and has been included in other assets, net in the accompanying consolidated condensed balance sheets. The interest rate cap is valued using Level 2 observable market-based inputs, including interest rate curves.

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
Federal and state tax returns filed for 2012, 2013, and 2014 are still subject to examination. We believe that we have appropriate support for the income tax positions taken on our tax returns. We determine whether any tax positions taken or expected to be taken meet the "more-likely-than-not" threshold of being sustained by the applicable federal, state or local tax authority. As of September 30, 2015, we concluded that there is no tax liability relating to uncertain income tax positions. Our policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at September 30, 2015 or December 31, 2014.

8.	Earnings (Loss) Per Share
A reconciliation of our net loss per share is as follows (amounts in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(12,110)	$(9,162)	$(32,332)	$(24,440)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	32,168,878	32,153,307	32,164,563	32,139,807
Net loss per share of common stock, basic and diluted	$(0.38)	$(0.28)	$(1.01)	$(0.76)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OP and vested LTIP units	696,629	592,995	655,440	560,383
Unvested LTIP units	104,260	149,479	122,538	162,116
Unvested restricted stock	46,805	45,995	45,853	44,716
Unvested market-based LTIP units	464,969	377,230	429,564	354,293
Potentially dilutive shares	1,312,663	1,165,699	1,253,395	1,121,508

9.	Stock Compensation
We recorded stock-based compensation cost as part of general, administrative and other expense in the condensed consolidated statements of operations and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation costs	$801	$819	$2,333	$2,175
LTIP Units
Service-Based LTIP Units
The following table summarizes information about the service-based LTIP units outstanding as of September 30, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	422,441	149,883	572,324	$16.67
Granted	—	56,227	56,227	$16.22
Vested	107,618	(107,618)	—	$16.44
Converted	(833)	—	(833)	$17.00
Canceled	—	(4,810)	(4,810)	$16.26
Balance, September 30, 2015	529,226	93,682	622,908	$16.76
Unrecognized compensation cost related to unvested service-based LTIP units totaled approximately $1.0 million as of September 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.8 years, subject to the stated vesting conditions.
Market-Based LTIP Units
The following table summarizes information about the market-based LTIP units outstanding as of September 30, 2015:

	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted-Average Grant Date Fair Value (Per Unit)
Balance, December 31, 2014	—	377,230	377,230	$6.05
Granted	—	91,399	91,399	$12.89
Vested	—	—	—	$—
Converted	—	—	—	$—
Forfeited	—	(9,621)	(9,621)	$12.89
Balance, September 30, 2015	—	459,008	459,008	$7.27
Total unrecognized compensation cost related to unvested market-based LTIP units totaled approximately $1.5 million as of September 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 2.4 years, subject to stated vesting conditions.
Restricted Stock
The following table summarizes information about the shares of restricted common stock outstanding as of September 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2014	34,297	$20.14
Granted	27,478	$18.63
Vested	(10,317)	$21.00
Canceled	(9,010)	$18.52
Unvested at September 30, 2015	42,448	$19.29

Total unrecognized compensation cost related to unvested shares of restricted common stock totaled approximately $0.6 million as of September 30, 2015, and is expected to be recognized in general, administrative and other expense over a weighted-average period of approximately 1.9 years, subject to stated vesting conditions.

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

Companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Our financial instruments include cash and cash equivalents, restricted cash, acquisition deposits, rents and other receivables, accounts payable, accrued expenses, security deposits and prepaid rent. Due to the short-term nature of these financial assets and liabilities, we consider the carrying amounts to approximate fair value.
Our mortgage financings, the Credit Facility, the Notes and the Securitization Loan are also financial instruments, and we estimated their fair value based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair value of the Credit Facility using Level 2 assumptions approximates the carrying amount. The estimated fair values of our mortgage financing receivables using Level 3 assumptions approximate the carrying amounts. We have entered into an interest rate cap designated as a cash flow hedge to reduce our exposure to interest rate risk. See Derivative and Hedging Activities in Note 6 for disclosures on the fair value of our interest rate cap.
The fair value of our Notes and the Securitization Loan using Level 2 assumptions is as follows (amounts in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exchangeable Senior Notes (1)	$114,713	$104,406	$116,581	$102,188
Securitization Loan(2)	$340,923	$340,923	$340,675	$340,675
 ______________

(1)	The carrying amount of the exchangeable senior notes includes a discount of $10.6 million and $12.8 million at September 30, 2015 and December 31, 2014, respectively.

(2)	The fair value of the Securitization Loan approximates carrying value and includes a discount of $1.3 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively.

11.	Transactions With Related Parties
Property management fees earned under the management agreement with ARP Phoenix Fund I, LP ("Phoenix Fund"), are reported in management services (related party) in our condensed consolidated statements of operations. As of July 2015, all of the homes owned by Phoenix Fund were sold and property management services are no longer being provided.
Accounts receivable of approximately $1,000 and $20,000 due from Phoenix Fund are included in rents and other receivables, net in our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

12.	Non-Controlling Interests
Non-controlling common units of our Operating Partnership relate to the interest in our Operating Partnership that is not owned by us and are presented as non-controlling interests in the equity section of our condensed consolidated balance sheets.

Non-controlling common units of our Operating Partnership have essentially the same economic characteristics as shares of our common stock as they share equally in the net income or loss and distributions of our Operating Partnership. Our limited partners have the right to redeem all or part of their non-controlling common units of our Operating Partnership following the one-year anniversary of issuance. At the time of redemption, we have the right to determine whether to redeem the non-controlling common units of our Operating Partnership for cash, based upon the fair value of an equivalent number of shares of our common stock at the time of redemption, or exchange them for unregistered shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distribution and similar events. In the event of a termination or liquidation of us and our Operating Partnership, it is expected that in most cases each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of our common stock. As of September 30, 2015, there were 704,226 outstanding non-controlling common units of our Operating Partnership, representing an approximate 2.1% ownership interest in our Operating Partnership. These units are comprised of 175,000 units issued in connection with our acquisition of the assets and management platform from American Residential Management, Inc. ("ARM") and 529,226 vested LTIP units.
Net income or loss attributable to non-controlling common units of our Operating Partnership is allocated based on their relative ownership percentage of the Operating Partnership during the period. The non-controlling ownership interest percentage is determined by dividing the number of non-controlling common units outstanding by the total of the shares of our common stock and non-controlling units outstanding at the balance sheet date. The issuance or redemption of additional shares of our common stock or common units results in changes to our limited partners’ ownership interest in our Operating Partnership, as well as our net assets. As a result, all equity-related transactions result in an allocation between stockholders’ equity and the non-controlling common units of our Operating Partnership in the condensed consolidated balance sheets to account for any change in ownership percentage during the period. Our limited partners’ weighted-average share of our net loss was 2.1% and 1.8% for the three months ended September 30, 2015 and 2014, respectively, and 2.0% and 1.7% for the nine months ended September 30, 2015 and 2014, respectively.

13.	Commitments and Contingencies
Litigation
From time to time, we are subject to potential liability under various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal claims that would have a material effect on our condensed consolidated financial statements and therefore no accrual is required as of September 30, 2015.
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
Concentrations
As of September 30, 2015, approximately 56% of our properties were located in Texas, Arizona and Georgia. This concentration may expose us to greater economic risks than if we owned a more geographically dispersed portfolio.

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
Our primary business strategy is to acquire, restore, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. As of September 30, 2015, we owned 8,938 properties in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee and Texas with an aggregate investment of $1.34 billion.
We conduct substantially all of our operations through our Operating Partnership, in which we own a 96.3% interest, including the sole 0.4% general partnership interest that we hold through a subsidiary as of September 30, 2015, after giving effect to vested and unvested LTIP awards.
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
Industry Outlook
Residential housing is the largest real estate asset class in the United States with a size of approximately $21.1 trillion, according to the 2015 second quarter Federal Reserve Flow of Funds release. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.
We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.

Property Portfolio
The following table presents summary statistics on the Company’s total portfolio of single-family homes, including the portfolio of self-managed homes and the portfolio of local operator homes, by MSA and metro division as of September 30, 2015. Historically we have disclosed average purchase price per home and aggregate investment, which included acquisition costs and purchase price allocated to lease intangibles and acquisition costs expensed, if any, as incurred for homes acquired with an existing lease or homes acquired in portfolios comprised of properties substantially leased, and recorded as a business combination. These captions are no longer included. We have updated the following table to include the average capitalized purchase price per home and gross book value.
Total Portfolio of Single-Family Homes—Summary Statistics
September 30, 2015 (unaudited)

									Leased Homes
MSA/Metro Division	Number of Homes	Average Capitalized Purchase Price Per Home	Average Capital Expenditures Per Home(1)	Average Gross Book Value Per Home(2)	Gross Book Value (thousands)	Percentage Homes Leased(3)	Average Age (years)	Average Size (square feet)	Average Monthly Rent(4)	Annual Average Rent as a Percentage of Average Gross Book Value(5)
Self-Managed Portfolio
Phoenix, AZ	1,338	$137,185	$10,690	$147,875	$197,856	97.2%	18	1,724	$1,053	8.6%
Dallas-Fort Worth, TX	1,118	$152,894	$14,093	$166,987	$186,691	95.2%	12	2,103	$1,547	11.1%
Houston, TX	1,106	$139,479	$9,435	$148,914	$164,699	91.0%	8	1,934	$1,456	11.8%
Atlanta, GA	1,042	$139,499	$16,599	$156,098	$162,654	94.7%	17	2,104	$1,314	10.1%
Nashville, TN	833	$165,593	$13,561	$179,154	$149,235	94.6%	12	1,864	$1,463	9.8%
Florida	618	$127,476	$15,706	$143,182	$88,486	96.0%	15	1,727	$1,229	10.3%
Other Texas	375	$166,644	$13,666	$180,310	$67,616	93.9%	11	1,978	$1,672	11.1%
Charlotte, NC-SC	377	$153,165	$9,815	$162,980	$61,444	95.5%	11	2,046	$1,300	9.6%
Inland Empire, CA	213	$156,540	$25,512	$182,052	$38,777	97.7%	17	1,915	$1,477	9.7%
Raleigh, NC	241	$143,825	$9,554	$153,379	$36,964	94.2%	10	1,746	$1,267	9.9%
Indianapolis, IN	455	$60,634	$12,926	$73,560	$33,470	85.1%	51	1,351	$797	13.1%
Winston-Salem, NC	234	$121,591	$5,228	$126,819	$29,676	84.2%	13	1,426	$1,142	10.9%
Other California	80	$110,527	$22,990	$133,517	$10,681	98.8%	37	1,335	$1,106	9.9%
Las Vegas, NV	68	$96,979	$13,759	$110,738	$7,530	95.6%	16	1,553	$1,069	11.5%
Other MSA/Metro Divisions	246	$140,103	$9,091	$149,194	$36,703	88.2%	11	1,639	$1,292	10.3%
Self-Managed Portfolio Total/Weighted Average	8,344	$139,623	$12,880	$152,503	$1,272,482	93.9%	16	1,859	$1,313	10.3%

Local Operator Portfolio
Chicago, IL	511			$128,323	$65,573	100.0%	56	1,406	$794	7.4%
Indianapolis, IN	83			$46,139	$3,830	100.0%	60	1,160	$354	9.2%
Local Operator Portfolio Total/Weighted Average	594			$116,839	$69,403	100.0%	57	1,372	$733	7.5%

Total Portfolio
Total Portfolio Total/Weighted Average	8,938			$150,133	$1,341,885	94.3%	18	1,827	$1,272

______________

(1)	Represents average capital expenditures per home as of September 30, 2015. Does not include additional expected or future capital expenditures.

(2)
For self-managed homes, represents average capitalized purchase price plus average capital expenditures. For homes leased to our local operators, represents purchase price paid by us for the portfolio divided by the number of homes in the portfolio and does not include past, expected or budgeted general and administrative expenses associated with ongoing monitoring activities of our investment. The local operator is obligated to pay for all taxes, insurance, other expenses and capital expenditures required for the management, operation and maintenance of the properties. If a local operator defaulted on its contractual obligations to pay any of the foregoing expenses, we could incur unexpected significant costs related to our investment.

(3)
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

(4)
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

(5)
For self-managed homes, represents annualized average monthly rent per leased home as a percentage of our average gross book value per leased home. Does not include a provision for payment of ongoing property expenses. Accordingly, it should not be interpreted as a measure of profitability, and its utility in evaluating the Company’s business is limited. Average annual rent for leased homes may not be indicative of average rents we may achieve on our vacant homes.

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
The following table presents summary statistics of our portfolio of stabilized single-family homes, including our self-managed and our local operator homes, by MSA and metro division as of September 30, 2015.

Total Portfolio of Stabilized(1) Single-Family Homes—Summary Statistics
September 30, 2015
(unaudited)

MSA/Metro Division	Number of Homes	Average Gross Book Value Per Home (2)	Homes Leased	Homes Vacant (3)	Percentage Leased
Self-Managed Portfolio
Phoenix, AZ	1,337	$147,925	1,300	37	97.2%
Dallas-Fort Worth, TX	1,118	$166,987	1,064	54	95.2%
Houston, TX	1,106	$148,914	1,007	99	91.0%
Atlanta, GA	1,039	$156,166	987	52	95.0%
Nashville, TN	833	$178,885	788	45	94.6%
Florida	618	$142,969	593	25	96.0%
Indianapolis, IN	445	$74,275	387	58	87.0%
Charlotte, NC-SC	377	$162,968	360	17	95.5%
Other Texas	375	$180,310	352	23	93.9%
Raleigh, NC	241	$153,373	227	14	94.2%
Winston-Salem, NC	234	$126,819	197	37	84.2%
Inland Empire, CA	213	$182,052	208	5	97.7%
Other California	80	$133,517	79	1	98.8%
Las Vegas, NV	68	$110,738	65	3	95.6%
Other MSA/Metro Divisions	246	$149,184	217	29	88.2%
Self-Managed Portfolio Total/Weighted Average	8,330	$152,652	7,831	499	94.0%

Local Operator Portfolio
Chicago, IL	511	$128,323	511	—	100.0%
Indianapolis, IN	83	46,139	83	—	100.0%
Local Operator Portfolio Total/Weighted Average	594	$116,839	594	—	100.0%

Total Portfolio
Total Portfolio Total/Weighted Average	8,924	150,268	8,425	499	94.4%
______________

(1)
Properties are considered stabilized when renovations have been completed and the properties have been leased or available for rent for a period of greater than 90 days. Properties with in-place leases at the date of acquisition are also considered stabilized even though these properties have not been renovated by us and may require future renovations to meet our standards.

(2)	Represents average purchase price plus average capital expenditures.

(3)	As of September 30, 2015, 426 homes were available for rent and 73 homes were undergoing renovation.

Highlights of Third Quarter of 2015
Leased Rate, Rent and Retention
As of September 30, 2015, we reached a 94.4% leased rate on stabilized properties, up from 91.5% as of December 31, 2014, and increased the leased rate on the total portfolio to 94.3%, up from 80.7% as of December 31, 2014. We achieved rent increases averaging 5.2% on renewals and during the quarter with an overall resident retention rate of 65.2%. We also increased rents on new leases by an average of 4.3% nationwide.
Homes Sold
From July 1, 2015 to September 30, 2015, we sold 9 single-family homes, of which 5 are in Arizona, 3 are in Colorado and 1 is in North Carolina for total gross proceeds of $1.2 million. Net gain for the sales totaled $0.2 million during the three months ended September 30, 2015.
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
Property Operations
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
We anticipate that, on average, the stabilization period for each non-leased property we acquire will range from 90 to 180 days. As of September 30, 2015, we had 8,924 properties owned in our portfolio of stabilized single-family homes, of which 94.4% were leased. We acquire both vacant homes and homes subject to existing leases. Homes acquired with existing leases may require future renovations to restore a property to our standards prior to re-leasing, which will impact the turnover time and may not be fully indicative of how we expect our stabilized portfolio to perform over time. We continually track key metrics such as average time to obtain possession, restore and lease our properties.
Our operating results are also impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. The time and cost to re-tenant a property is impacted by numerous factors including the timing of the notice to vacate, the condition of the home upon move-out, the amount of time and cost associated with re-tenancy repairs and maintenance and the time to market and re-lease a property driven by local demand.
Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include both short-term leases that we enter into directly with tenants, which typically have a term of one year, and longer-term net leases, which typically have a term of five to ten years, that we enter into with local operators who sub-lease the properties to sub-tenants. For the three months ended September 30, 2015, approximately 97.9% of our total revenue was attributable to rental activity and the remaining 2.1% was attributable to interest earned on our portfolio of private mortgage financings and net gain on real estate sales. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, the amount of time that it takes us to restore properties upon acquisition and the amount of time it takes us to restore and re-lease vacant properties.
In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue. Our portfolio grew during the past 12 months, increasing 8.7% to 8,938 homes in 12 states.
In the near term, our ability to drive revenue growth will depend in large part on our ability to retain tenants, efficiently repair and re-lease properties when they become vacant, underwrite tenants and increase rents based on market conditions.
The following table summarizes portfolio and operating metrics as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
	Number of Homes	% Leased	Number of Homes	% Leased
Portfolio of single-family homes
Self-managed (1)	8,344	93.9%	8,299	79.3%
Local operator(2)	594	100.0%	594	100.0%
Total properties	8,938	94.3%	8,893	80.7%

Portfolio of stabilized single-family homes (3)
Self-managed (1)	8,330	94.0%	7,247	90.8%
Local operator(2)	594	100.0%	594	100.0%
Total properties	8,924	94.4%	7,841	91.5%
______________

(1)	The amount presented represents the properties that were leased as of the end of the period.

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

The following table summarizes our acquisition and disposal activity by quarter from December 31, 2013 through September 30, 2015.

		Three Months Ended
	Total Owned Properties as of September 30, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	Total Owned Properties as of December 31, 2013
Portfolio of self-managed single-family homes
Homes acquired (1)		—	(3)	149	688	1,019	443	674
Homes sold		(9)	(88)	(4)	(2)	(1)	—	—
Total self-managed properties	8,344	(9)	(91)	145	686	1,018	443	674	5,478
Portfolio of local operator single-family homes
Homes acquired	—	—	—	—	—	—	—	15
Homes sold	—	—	—	—	(16)	—	—	—
Total local operator properties	594	—		—	(16)	—	—	15	595

Total properties	8,938	(9)	(91)	145	670	1,018	443	689	6,073
______________
(1)    During the three months ended June 30, 2015, amount represents properties put back to our acquisition agent.
Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner is a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.
Property-Related Expenses
Once we acquire and restore a self-managed property, we have ongoing property-related expenses, including HOA fees (when applicable), real estate taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. For properties leased to local operators, we have no day-to-day operating responsibilities or property-related expenses, because such responsibilities and expenses are obligations of the operators pursuant to the terms of the leases. As of September 30, 2015, 594 of our properties were managed by two local operators.
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
We believe that over the long-term property-related expenses for vacancy, bad debt, property taxes, insurance, HOA fees, repairs and maintenance and capital expenditure reserves and the costs for property management services, such as managing the process of restoring, marketing, leasing and maintaining our stabilized single-family homes, will average between 40% and 45% of gross rental revenue. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services.
Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following are our results of operations for the three months ended September 30, 2015 and 2014:
Income Statement Data
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue:
Rental revenue	$31,307	$22,351	$8,956	40.1%
Management services (related party)	—	100	(100)	(100.0)%
Interest and other	660	1,034	(374)	(36.2)%
Total revenue	31,967	23,485	8,482	36.1%
Expenses:
Property operating and maintenance	9,548	5,258	4,290	81.6%
Real estate taxes	5,334	4,239	1,095	25.8%
Homeowners’ association fees	722	540	182	33.7%
Acquisition	—	98	(98)	(100.0)%
Depreciation and amortization	16,171	12,576	3,595	28.6%
General, administrative and other	4,839	4,056	783	19.3%
Interest	7,725	5,961	1,764	29.6%
Total expenses	44,339	32,728	11,611	35.5%
Loss from continuing operations before equity in net (loss) income of unconsolidated ventures	(12,372)	(9,243)	(3,129)	33.9%
Equity in net income (loss) of unconsolidated ventures	—	(84)	84	(100.0)%
Net loss	(12,372)	(9,327)	(3,045)	32.6%
Net loss attributable to non-controlling interests	262	165	97	58.8%
Net loss attributable to common stockholders	$(12,110)	$(9,162)	$(2,948)	32.2%
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $31.3 million for the three months ended September 30, 2015 was comprised of approximately $30.0 million of rental revenue from self-managed properties and approximately $1.3 million of revenue from local operator properties. As of September 30, 2015, approximately 94.3% of our properties were leased. Rental revenue for the three months ended September 30, 2014 was $22.4 million, consisting of approximately $21.1 million from self managed properties and $1.3 million from local operator properties. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 8,223 homes to 8,938 homes as of September 30, 2014 and 2015, respectively, and higher rental income generated from the leases of an additional 1,852 homes.
Management Services Revenue
There was no management services revenue for the three months ended September 30, 2015. There was $0.1 million of management services revenue for the three months ended September 30, 2014, from property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between

Phoenix Fund and our TRS. Phoenix Fund divested its properties as of July 2015 and property management services are no longer being provided.
Interest and Other Revenue
Interest and other revenue was $0.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.4 million and includes interest income earned on private mortgage financings, interest income earned on cash balances held with financial institutions and net gains on sales of real estate. The variance is primarily due to a decrease in private mortgage loan portfolio interest of $0.6 million in the three months ended September 30, 2015 as a result of a decrease in the loan balances and the weighted-average interest rates of our overall private mortgage loan portfolio driven by increased competition for providing these loans, partially offset by the net gain on sales of real estate of $0.2 million.
Property Operating and Maintenance
Property operating and maintenance expenses were $9.5 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively, and include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our unaudited condensed consolidated statement of operations. The increase of $4.3 million in property operating and maintenance expenses is primarily attributable to an increase in the number of homes undergoing re-tenancy. During the 2014 period, we had more properties undergoing restoration activities, which are principally capitalized to prepare homes for initial leasing after acquisition during the stabilization of our portfolio, compared to a more stabilized portfolio in the current period with more properties undergoing re-tenancy expenses as we move beyond first generation leases.
Real Estate Taxes
Real estate taxes were $5.3 million and $4.2 million for the three months ended September 30, 2015 and 2014, respectively. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates and the number of homes in our portfolio. The increase of $1.1 million in real estate taxes is primarily attributable to the growth in our real estate portfolio.
Homeowners’ Association Fees
HOA fees were $0.7 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements. The increase of $0.2 million in HOA fees is primarily attributable to the growth in our real estate portfolio.
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

	Three Months Ended September 30,
	2015	2014
Depreciation of real estate portfolio	$13,840	$10,684
Depreciation of other assets	382	248
Amortization of in-place lease intangibles and other direct costs	1,949	1,644
Total depreciation and amortization	$16,171	$12,576

General, Administrative and Other
General, administrative and other expense was $4.8 million and $4.1 million for the three months ended September 30, 2015 and 2014, respectively. These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. The increase of $0.8 million in general, administrative and other expense includes $0.5 million of severance during the three months ended September 30, 2015.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of our Credit Facility, amortization of deferred financing costs incurred in connection with the issuance of our outstanding debt, non-cash charges related to the accretion of the discounts on the exchangeable senior notes and the Securitization Loan, net of amounts capitalized during the restoration period on newly acquired properties. Interest expense was $7.7 million and $6.0 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $1.8 million. The increase in interest expense is primarily due to higher average outstanding debt balances from an increase in borrowings under the Credit Facility and the issuance of the Securitization Loan in August 2014 to fund our acquisition activities.
Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following are our results of operations for the nine months ended September 30, 2015 and 2014:
Income Statement Data
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue:
Rental revenue	$88,065	$57,769	$30,296	52.4%
Management services revenue	107	321	(214)	(66.7)%
Interest and other	3,337	3,603	(266)	(7.4)%
Total revenue	91,509	61,693	29,816	48.3%
Expenses:
Property operating and maintenance	23,259	14,337	8,922	62.2%
Real estate taxes	15,941	11,011	4,930	44.8%
Homeowners’ association fees	2,143	1,505	638	42.4%
Acquisition	85	179	(94)	(52.5)%
Depreciation and amortization	47,064	32,960	14,104	42.8%
General, administrative and other	13,341	11,274	2,067	18.3%
Interest	22,677	15,060	7,617	50.6%
Total expenses	124,510	86,326	38,184	44.2%
Loss from continuing operations before equity in net income of unconsolidated ventures	(33,001)	(24,633)	(8,368)	34.0%
Equity in net income of unconsolidated ventures	10	(230)	240	(104.3)%
Net loss and comprehensive loss	(32,991)	(24,863)	(8,128)	32.7%
Net loss and comprehensive loss attributable to non-controlling interests	659	423	236	55.8%
Net loss and comprehensive loss attributable to common stockholders	$(32,332)	$(24,440)	$(7,892)	32.3%
Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. Our rental revenue of approximately $88.1 million for the nine months ended September 30, 2015 was comprised of approximately $84.1 million of rental revenue from self-managed properties and approximately $4.0 million of revenue from local operator program properties. As of September 30, 2015, approximately 94.3% of our properties were leased. Rental revenue for the nine months ended September 30, 2014 was $57.8 million. The increase in total revenue is primarily attributable to growth in our real estate portfolio from 8,223 to 8,938 homes as of September 30, 2014 and 2015, respectively, and higher rental income generated from the leases of an additional 2,222 homes.
Management Services Revenue
Management services revenue was $0.1 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.2 million. Management services revenue relates to income from property restoration, leasing and property management and disposition services provided to Phoenix Fund, a related party, under a management agreement between Phoenix Fund and our TRS. Phoenix Fund has been divesting its properties and as of July 2015, the remaining homes owned by Phoenix Fund were sold and property management services are no longer being provided.
Interest and Other Revenue
Interest and other revenue includes interest income earned on private mortgage financings, interest income earned on cash balances held with financial institutions and net gains on sales of real estate. Interest and other revenue was $3.3 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 million. Interest and other revenue for the nine months ended September 30, 2015 includes a net gain on sales of real estate of $1.6 million which was more than offset by a decrease in private mortgage loan portfolio interest of $1.8 million as a result of a decrease in the loan balances and the weighted-average interest rates of our overall private mortgage loan portfolio driven by increased competition for providing these loans.
Property Operating and Maintenance
Property operating and maintenance expenses include all direct and indirect costs related to operating our residential properties, including management personnel, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our September 30, 2015 unaudited condensed consolidated statement of operations. Property operating and maintenance expenses were $23.3 million and $14.3 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $8.9 million. The increase in property operating and maintenance expenses is primarily attributable to an increase in the number of homes undergoing re-tenancy. During the 2014 period, we had more properties undergoing restoration activities, which are principally capitalized to prepare homes for initial leasing after acquisition during the stabilization of our portfolio, compared to a more stabilized portfolio in the current period with more properties undergoing re-tenancy expenses as we move beyond first generation leases.
Real Estate Taxes
Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as vacant properties in our self-managed portfolio are leased and begin generating rental revenue. Real estate taxes were $15.9 million and $11.0 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $4.9 million. The increase in real estate taxes is primarily attributable to the growth in our real estate portfolio. In subsequent years, real estate taxes will fluctuate based on changes in municipal and state real estate tax rates.
Homeowners’ Association Fees
Like real estate taxes, these fees are determined upon acquisition and generally remain fixed based upon existing HOA agreements. HOA fees were $2.1 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.6 million. The increase in HOA fees is primarily attributable to the growth in our real estate portfolio.
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

	Nine Months Ended September 30,
	2015	2014
Depreciation of real estate portfolio	$40,403	$27,811
Depreciation of other assets	950	628
Amortization of in-place lease intangibles and other direct costs	5,711	4,521
Total depreciation and amortization	$47,064	$32,960
General, Administrative and Other
These expenses include payroll expense, stock-based compensation expense, professional fees, insurance expense and office expenses. General, administrative and other expense was $13.3 million and $11.3 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $2.1 million. The increase in general, administrative and other expense was primarily attributable to additional headcount and overhead costs to support the growth and size of our real estate portfolio operations and $0.5 million of severance during the three months ended September 30, 2015.
Interest Expense
Interest expense includes interest on outstanding debt, non-utilization fees for unused portions of the senior secured revolving credit facility, or the Credit Facility, the amortization of deferred financing costs incurred in connection with the Credit Facility and the exchangeable senior notes, or the Notes, and non-cash charges related to the accretion of the discount on the Notes. Interest expense was $22.7 million and $15.1 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $7.6 million. The increase in interest expense is primarily due to higher average outstanding debt balances from an increase in borrowings under the Credit Facility and the issuance of the Securitization Loan in August 2014 to fund our acquisition activities.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of properties, HOA fees, real estate taxes, non-recurring capital expenditures, interest and principal payments on incurred indebtedness, payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors and general and administrative expenses. We expect to incur between 5% and 15% of the total purchase price of vacant homes acquired on restorations in order to prepare the acquired home for rental activities. The nature of our business, our growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP units, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, the Notes, the Securitization Loan and borrowings under the Credit Facility. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we lease acquired single-family homes). We anticipate that cash on hand, cash provided by operations and borrowings under the Credit Facility will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.
Our liquidity and capital resources as of September 30, 2015 consisted of cash and cash equivalents of $21.7 million.
As of September 30, 2015, $335.0 million was outstanding under the Credit Facility, with remaining availability of $136.1 million. The Credit Facility matures in January 2016. In the future, we expect to finance our operations, in part, with borrowings under the Credit Facility and with various other types of indebtedness. We may raise additional capital in the future through the sale of shares of our capital stock.
To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law ("MGCL"), we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors, which at a minimum will approximately equal our aggregate REIT taxable income in the relevant year. During the quarter ended September 30, 2015, we declared a common stock dividend of $0.10 per common share. We declared our first common stock dividend in the quarter ended June 30, 2015.
Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2015 increased $5.8 million to $17.8 million, compared to cash provided by operating activities for the nine months ended September 30, 2014 of $12.0 million. The increase was primarily due to generating more revenue from the leases of an additional 2,222 homes and the timing of operating payments and receipts.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015 was $36.5 million and was primarily the result of property acquisitions and renovations on newly acquired properties. We utilized $26.0 million for property acquisitions, including the purchase price and the value of any in-place leases, and $25.5 million in capital improvements. The average purchase price for newly acquired properties was approximately $180,000 for acquisitions that occurred in the nine months ended September 30, 2015. We invested $3.3 million in mortgage financings, offset by $8.0 million in repayments of mortgage financings.
Cash used in investing activities for the nine months ended September 30, 2014 was $367.6 million, primarily due to property acquisitions and renovations on newly acquired properties offset by net repayments of mortgage financings.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2015 was $19.1 million and was primarily attributable to net borrowings of $24.0 million under the Credit Facility to fund acquisition activities, offset by $1.5 million paid in deferred financing costs.
Cash provided by financing activities for the nine months ended September 30, 2014 of $358.2 million was primarily attributable to proceeds from the Securitization transaction of $340.6 million and net borrowings of $30.0 million under the Credit Facility to fund acquisition activities, offset by $12.3 million paid in deferred financing costs.
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
Contractual Obligations
The following table provides information with respect to our commitments as of September 30, 2015, including any guaranteed or minimum commitments under contractual obligations (amounts in thousands).

	Payment due by period
	Total	2015	2016-2017	2018-2019	After 2019
Debt obligations(1)	$792,241	$—	$335,000	$457,241	$—
Interest payment obligations(2)	44,779	4,500	23,506	16,773	—
Operating lease obligations(3)	2,750	234	1,677	839	—
Total	$839,770	$4,734	$360,183	$474,853	$—
 ______________

(1)
Represents aggregate principal amounts outstanding under the Credit Facility, the Exchangeable Senior Notes and the Securitization Loan. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $10.6 million and $1.3 million, respectively, as of September 30, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity.

(2)	Interest payment obligations were calculated using interest rates applicable as of September 30, 2015.

(3)	Includes operating leases for office space in Scottsdale and Peoria, Arizona; Atlanta, Georgia; Northbrook, Illinois, Houston and Grapevine, Texas and Nashville, Tennessee.
Funds From Operations
The following is a reconciliation of net loss (which we believe is the most comparable GAAP measure) to funds from operations ("FFO"). Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, expect share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(12,372)	$(9,327)	$(32,991)	$(24,863)
Add: Depreciation and amortization of real estate assets	15,789	12,328	46,114	32,332
Less: Gain on sale of real estate	(198)	—	(1,565)	—
FFO	$3,219	$3,001	$11,558	$7,469
FFO attributable to common stockholders (1)	$3,151	$2,948	$11,328	$7,342
FFO per share of common stock
Basic	$0.10	$0.09	$0.35	$0.23
Diluted(2)	$0.10	$0.09	$0.34	$0.22
Weighted-average number of shares of common stock outstanding:
Basic	32,168,878	32,153,307	32,164,563	32,139,807
Diluted (2)	32,906,900	32,806,646	32,899,193	32,754,972
______________

(1)
Based on a weighted-average interest in our operating partnership of approximately 97.90% and 98.23% for the three months ended September 30, 2015 and 2014, respectively, and 98.01% and 98.30% for nine months ended September 30, 2015 and 2014, respectively.

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
As of September 30, 2015, $335.0 million was outstanding and $136.1 million was available under the Credit Facility. Amounts borrowed on the Credit Facility bear interest at variable rates based, at our option, on LIBOR plus a spread ranging from 2.50% to 3.25% or a base rate plus a spread ranging from 1.50% to 2.25%, with each spread based on a ratio of total indebtedness to total asset value (each as defined in the credit agreement that governs the Credit Facility) ranging from less than or equal to 45% to greater than 55%. If interest rates on our outstanding balance of $335.0 million under the Credit Facility were to increase or decrease by 50 basis points, our annual interest expense would increase or decrease by approximately $1.7 million, respectively.
As of September 30, 2015, the aggregate principal outstanding balance of our Securitization Loan was $342.2 million. Borrowings under our Securitization Loan bear interest at a weighted-average interest rate of 2.31%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Securitization Loan with a LIBOR-based strike rate equal to 3.12% for the initial two-year term. Therefore, a change in the 1-month LIBOR of 50 basis points would increase or decrease our interest expense by $1.7 million, respectively.
The following table presents the principal amounts, weighted-average interest rates and maturities of our fixed and variable rate debt by year as of September 30, 2015 (dollar amounts in thousands).

	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities:
Fixed rate debt	$—	$—	$115,000	$—	$—	$—	$115,000
Average interest rate	—%	—%	3.25%	—%	—%	—%	3.25%
Variable rate debt	$335,000	$—	$—	$342,241	$—	$—	$677,241
Average interest rate	3.23%	—%	—%	2.31%	—%	—%	2.77%
Total	$335,000	$—	$115,000	$342,241	$—	$—	$792,241

The table reflects aggregate principal indebtedness outstanding as of September 30, 2015 and does not reflect indebtedness, if any, incurred after that date. The Notes and Securitization Loan are recorded on the condensed consolidated balance sheet net of discount of $10.6 million and $1.3 million, respectively, as of September 30, 2015 (See Note 6). The Securitization Loan matures September 2016, with three, 12-month extension options. We assume we will exercise the Securitization Loan options to the fully extended maturity. For information regarding the fair value of our debt, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2015, we did not have any market risk sensitive instruments.
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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015.
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

AMERICAN RESIDENTIAL PROPERTIES, INC.

Date: November 6, 2015	By:	/s/ STEPHEN G. SCHMITZ
Stephen G. Schmitz
Chief Executive Officer (principal executive officer)

Date: November 6, 2015	By:	/s/ SHANT KOUMRIQIAN
Shant Koumriqian
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Separation and Release of Claims Agreement, dated August 19, 2015, among American Residential Properties, Inc., certain of its subsidiaries and Christopher J. Byce (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 21, 2015)

10.2*
Consulting Agreement, dated August 19, 2015, among American Residential Properties, Inc., certain of its subsidiaries and Christopher J. Byce (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on August 21, 2015)

10.3*
Separation Agreement, dated October 23, 2015, among American Residential Properties, Inc., certain of its subsidiaries and Lani B Porter (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 27, 2015)

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